Form 10KSB
period 2004-12-31
Georgia Trust Bancshares, Inc.
filed 2005-03-31
CIK 1295195

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

Commission File No. 333-116852

GEORGIA TRUST BANCSHARES, INC.

(Name of Small Business Issuer in Its Charter)

Georgia (State of Incorporation)	34-1985678 (I.R.S. Employer Identification Number)

3570 Financial Center Way, Suite 2 Buford, Georgia (Address of Principal Executive Offices)	30519 (Zip Code)

(770) 614-7644
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange on Which Registered

None	N/A

Securities registered under Section 12(g) of the Exchange Act: None

     Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  Yes ☑

     The issuer’s revenues for its most recent fiscal year were $0.

     The aggregate market value of the common stock held by non-affiliates of the issuer on March 28, 2005 was $14,245,000. As of such date, no organized trading market existed for the Common Stock of the issuer. The aggregate market value was computed by reference to the fair market value of the Common Stock of the issuer based on recent sales of the Common Stock. For the purpose of this response, directors, executive officers and holders of 5% or more of the issuer’s common stock are considered the affiliates of the issuer at that date. Although directors and executive officers of the registrant were assumed to be “affiliates” of the issuer for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

     As of March 28, 2005, there were 1,800,000 shares of the issuer’s common stock outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☑

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the statements of Georgia Trust Bancshares, Inc., a Georgia corporation (“Georgia Trust Bancshares”), included in this Report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Plan of Operations,” are “forward-looking statements.” Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, potential economic growth in the primary service areas of Georgia Trust Bank, future growth and earnings, the business strategies of Georgia Trust Bank and Georgia Trust Bancshares, capital expenditures of Georgia Trust Bancshares and Georgia Trust Bank, and other statements that are not historical facts. The words “anticipate,” “estimate,” “project,” “intend,” “expect,” “believe,” “forecast” and similar expressions are also intended to identify the forward-looking statements, but some of these statements may use other phrasing. These forward-looking statements are not guarantees of future performance and are subject to a number of risks, uncertainties and other factors that could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These factors include, among other things:

•	we lack an operating history from which to base an estimate of our future financial performance;

•	we may be unable to implement key elements of our business strategy;

•	we may be unable to retain key personnel;

•	we may face increased competition from other financial institutions;

•	there may be a lack of sustained growth in the economy of Gwinnett County and Cobb County, Georgia;

•	we may experience rapid fluctuations in interest rates; and

•	we may experience changes in the legislative and regulatory environment.

     Many of these factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. We disclaim any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances, except as required by law.

     References in this Report to “we,” “us,” and “our” collectively refer to Georgia Trust Bancshares, Inc. and Georgia Trust Bank.

Item 1. Description of Business

Background

     Georgia Trust Bancshares.  Georgia Trust Bancshares was incorporated as a Georgia corporation on May 20, 2004 to serve as a bank holding company for Georgia Trust Bank. We completed our initial public offering on March 11, 2005, pursuant to which we raised approximately $17.9 million, after deducting offering expenses. On December 30, 2004, we received approval from the Board of Governors of the Federal Reserve System and the Georgia Department of Banking and Finance (the “Georgia Department”) for Georgia Trust Bancshares to become a bank holding company. Accordingly, on March 1, 2005, Georgia Trust Bancshares used $12.5 million of the net proceeds of the initial public offering to acquire all of the outstanding shares of common stock of Georgia Trust Bank.

     Georgia Trust Bancshares has been organized to make it easier for Georgia Trust Bank to serve its future customers. The holding company structure provides flexibility for expanding our banking business by possibly acquiring other financial institutions and providing additional capital and banking-related services. A holding company structure will make it easier for us to raise capital for Georgia Trust Bank because we will be able to issue securities without the need for prior banking regulatory approval and the proceeds of debt securities issued by the holding company can be invested in the bank as primary capital.

     The executive offices of Georgia Trust Bancshares are located at 3570 Financial Center Way, Suite 2, Buford, Georgia 30519. Our telephone number at such address is (770) 614-7644.

     Georgia Trust Bank.  On May 12, 2004, we filed applications on behalf of Georgia Trust Bank with the Georgia Department to organize as a state bank and with the FDIC to obtain insurance for Georgia Trust Bank’s deposits. We received final approval of Georgia Trust Bank’s charter application on November 5, 2004, and its application for deposit insurance from the FDIC on October 14, 2004. We are currently preparing the modular facility that will serve as Georgia Trust Bank’s main office and expect the bank to open for business on or about April 25, 2005. In addition, we intend to open our branch office in Kennesaw, Cobb County, Georgia in the third quarter of 2005. This branch will also initially operate from a modular facility.

     Georgia Trust Bank performs banking services customary for full service banks of similar size and character. Such services include making consumer loans, real estate loans, commercial loans and commercial leases, providing other banking services, such as cash management services, travelers checks, and maintaining deposit accounts such as checking accounts, money market accounts, and a variety of certificates of deposit and IRA accounts.

Market Area and Competition

     Primary Service Area.  Georgia Trust Bank’s primary service areas are Gwinnett County and Cobb County, Georgia. Our primary service areas represent a geographic area that includes the city of Buford, Georgia and the city of Kennesaw, Georgia. Located 37 miles northeast and 27 miles northwest, respectively, of the Georgia State Capitol and 49 miles from each other, Gwinnett County and Cobb County have experienced rapid growth over the last decade. Highways I-85 and I-985 run through Gwinnett County and Highways I-75, I-285, I-20 and I-575 run through Cobb County. Gwinnett County is home to the Mall of Georgia which his expected to continue to drive residential and commercial growth in the area. Cobb County is home to Kennesaw State University, Six Flags Over Georgia and the White Water Amusement Park.

     According to the U.S. Census Bureau, the estimated population of Gwinnett County was 644,386 in 2002, which represents an increase of 83% from 1990. The U.S. Census Bureau projects that the population of Gwinnett County will continue to grow over the next several years, with an estimated population of 773,589 by 2008, an increase of approximately 32% from 2000. This represents projected annual growth in population of 4%, compared to projected national growth of 1.32%. The estimated population in Cobb County was 644,186 in 2002, which represents an increase of 44% from 1990. The U.S. Census Bureau projects that the population of Cobb County will continue to grow over the next several years, with an estimated population of 738,269 in 2008. According to the American Community Survey, the estimated number of housing units within Gwinnett County was 236,000 in 2002, an increase of 16.7% from 2000 and the estimated number of housing units within Cobb County was 251,000, an increase of 10.3% from 2000. In 2002, the estimated median household income for Gwinnett County and Cobb County respectively is $57,291 and $62,034, which compares favorably to Georgia’s median household income of $43,316.

     Industry, Labor and Employment.  According to the Georgia Department of Labor, over 15,080 businesses are located in Gwinnett County and 41,324 businesses are located in Cobb County. Gwinnett County has approximately 5,900 service firms, over 3,100 retail trade businesses, over 2,100 construction firms and approximately 789 manufacturing firms while Cobb County has approximately 15,567 service firms, 2,043 retail trade businesses, 2,059 construction firms and 657 manufacturing firms.

     According to the Georgia Department of Labor, in 2002, the service sector, which includes professional, business, health and educational services, represents the largest employment sector, providing 24% and 30% of Gwinnett County and Cobb County jobs, respectively. The other predominant employment sectors of Gwinnett County are the retail trade, manufacturing and construction sectors, providing 17%, 11% and 10% of Gwinnett

County’s jobs, respectively. According to the Georgia Department of Labor, the largest employers in Gwinnett County are Scientific Atlanta, Ciba Vision Corporation, Avon Products, Dispensing Systems, Ikon Office Solutions and Nextel Communications. The other predominant employment sectors of Cobb County are retail trade, manufacturing, finance, insurance, real estate, and rental leasing and construction, providing 11%, 10%, 9% and 9%, respectively. The largest employers in Cobb County are Cobb County Public Schools, WellStar Health Systems, Inc., IBM Corporation, Lockhead Martin Aeronautics Company and The Home Depot, Inc.

     With this diversified employment base, Gwinnett County and Cobb County have enjoyed steady employment. According to the Georgia Department of Community Affairs, Gwinnett County and Cobb County’s average annual unemployment rate was 2.4% and 2.8%, respectively, between 1996 and 2000, compared to the Georgia average unemployment rate of 4.2% and the national average unemployment rate of 4.8%, for the same period. According to the Georgia Department of Labor, the average unemployment rate for Gwinnett County and Cobb County, respectively, in 2000 was 2.4% and 2.8%, compared to the Georgia average of 3.8% and the national average of 4%.

     We believe that Gwinnett County and Cobb County present a growing and diversified economic environment that will support Georgia Trust Bancshares’ formation. As a community bank, Georgia Trust Bank will be designed to serve the needs of the citizens and businesses within this growing economy.

     Competition.  The banking business is highly competitive. Georgia Trust Bank will compete with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in its primary service area. As of June 30, 2004, the latest date for which information is available, Gwinnett County is served by 37 insured financial institutions operating a total of 186 retail branches while Cobb County is served by 30 insured financial institutions operating a total of 172 retail branches. A number of these competitors are well established in our two primary service areas.

     According to the FDIC, bank and thrift deposits in Gwinnett County grew from approximately $4,197,000,000 in June 1997 to approximately $8,168,000 in June 2004, an increase of approximately 95% while bank and thrift deposits in Cobb County grew from approximately $4,127,000,000 in June 1997 to approximately $7,093,000 in June 2004, an increase of approximately 72%.

     We compete directly with many of the institutions currently operating in Gwinnett and Cobb Counties. Additionally, we anticipate further competition as existing institutions in the market expand their branch networks or as institutions from other markets branch into our two primary service areas. For example, several community banks are in organization or were recently formed in neighboring counties, and we expect that one or more of these banks may attempt to enter the Gwinnett County and Cobb County markets within the next five years.

     We recognize that most of our competitors have substantially greater resources and lending limits than we have and provide other services, such as extensive and established branch networks and trust services, which we will not provide initially. As a result of these competitive factors, we may have to pay higher interest rates to attract depositors or extend credit with lower interest rates to attract borrowers. However, we will attempt to minimize these competitive factors and attract new banking relationships by offering our customers a personalized approach to banking.

     A number of large national and regional institutions have entered or expanded in our two primary service areas as a result of the acquisition of smaller community banks. A number of these large national and regional institutions are well established within our two primary service areas, holding over 50% of deposits on combined basis within each of the Gwinnett County and Cobb County areas as of June 30, 2004. These large national and regional institutions include SunTrust Bank, Bank of America, Wachovia, and SouthTrust Bank.

     With respect to these large national and regional institutions, many of the customer service functions, as well as authority for loan approval, are located outside of our two primary service areas. We believe an attractive opportunity exists for a new bank that positions itself as a locally-owned community bank headquartered in Gwinnett County. We intend to differentiate Georgia Trust Bank from our competitors primarily through our active calling programs for directors and officers, our involvement in the communities we serve, the quality and experience of our staff and our convenient office locations.

Lending Services

     Lending Policy.  Georgia Trust Bank is being established to generally support Gwinnett County and Cobb County; consequently, we will aggressively lend money to creditworthy borrowers within these two limited geographic areas. We will emphasize real estate-related loans, including construction loans for residential and commercial properties, and primary and secondary mortgage loans for the acquisition or improvement of personal residences, as well as commercial loans to small- and medium-sized businesses and professional concerns. We will also emphasize consumer loans to individuals.

     We attempt to avoid concentrations of loans to a single industry or based on a single type of collateral. To address the risks inherent in making loans, we maintain an allowance for loan losses based on, among other things, an evaluation of our loan loss experience, the amount of past due and nonperforming loans, current and anticipated economic changes and the values of certain loan collateral. Based upon such factors, our management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for potential loan losses based upon a percentage of the outstanding balances and for specific loans. However, because there are certain risks that cannot be precisely quantified, management’s judgment of the allowance is necessarily an approximation and imprecise. The adequacy and methodology of our allowance for loan losses is subject to regulatory examination and compared to a peer group of financial institutions identified by the bank’s regulatory agencies.

     Loan Approval and Review.  Our loan approval policies provide for various levels of officer lending authority. When the amount of total loans to a single borrower exceeds that individual officer’s lending authority, either an officer with a higher lending limit or our Loan Committee determines whether to approve the loan request. We do not make any loans to any of our directors or executive officers unless our board of directors first approves the loan, and the terms of the loan are no more favorable than would be available to any comparable borrower. We may make small loans to our directors and executive officers without the prior approval of our board of directors, in accordance with regulatory limits for such loans.

     Lending Limits.  Our lending activities are subject to a variety of lending limits imposed by law. Differing limits apply in some circumstances based on the type of loan or the nature of the borrower, including the borrower’s relationship to Georgia Trust Bank. In general, however, we are able to loan any one borrower a maximum amount equal to either:

•	15% of Georgia Trust Bank’s statutory capital base if the loan is not fully secured; or

•	25% of the bank’s statutory capital base if the entire amount of the loan is fully secured.

     Our management team has not yet established any minimum or maximum loan limits other than the statutory lending limits described above. These limits will increase or decrease as our capital increases or decreases as a result of its earnings or losses, among other reasons. We may sell participations in our loans to other financial institutions in order to meet all of the lending needs of loan customers.

     Credit Risks.  The principal economic risk associated with each category of loans that we expect to make is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the relevant business market segment. General economic factors affecting a borrower’s ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower’s customers, suppliers and employees.

     With respect to real estate loans generally, the ability of a borrower to repay a real estate loan will depend upon a number of economic factors, including employment levels and fluctuations in the value of real estate. In the case of a real estate purchase loan, the borrower may be unable to repay the loans at the end of the loan term and may thus be forced to refinance the loan at a higher interest rate, or, in certain cases, the borrower may default as a result of its inability to refinance the loan. In either case, the risk of nonpayment by the borrower is increased. In the case of a real estate construction loan, there is generally no income from the underlying property during the construction period, and the developer’s personal obligations under the loan are typically limited. Each of these factors increases the risk of nonpayment by the borrower. The marketability of all real estate loans, including adjustable rate mortgage loans, is also generally affected by the prevailing level of interest rates.

     The well established financial institutions in our two primary service areas are likely to make proportionately more loans to medium — to large-sized businesses than we will make. Many of our anticipated commercial loans will be made to small — to medium-sized business that may be less able to withstand competitive, economic and financial pressures than large borrowers. Our commercial loan portfolio is expected to consist of loans to individual, partnership and corporate borrowers that are primarily located in Gwinnett County or Cobb County. Accordingly, we anticipate that our commercial borrowers will reflect the diversified businesses of our two primary service areas, and will principally include service, retail trade and manufacturing firms. The risks associated with commercial loans depend to a large extent upon various economic factors, including the strength of the economy in each of our two primary service areas and the ability of our commercial borrowers to properly evaluate and respond to a changing marketplace. In addition, our commercial borrowers will likely face risks related specifically to the unique nature of their business. For example, service and retail trade firms may incur risks associated with labor shortages and consumer preference changes, while manufacturing firms may incur risks associated with raw material and labor shortages, as well as currency fluctuations.

     Consumer loans generally involve more credit risks than other loans because of the type and nature of the underlying collateral or because of the absence of any collateral. Consumer loan repayments are dependent on the borrower’s continuing financial stability and are likely to be adversely affected by job loss, divorce and illness. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the case of default. In most cases, any repossessed collateral will not provide an adequate source of repayment of the outstanding loan balance. Although the underwriting process for consumer loans includes a comparison of the value of the security, if any, to the proposed loan amount, we cannot predict the extent to which the borrower’s ability to pay, and the value of the security, will be affected by prevailing economic and other conditions.

     Real Estate Loans.  We will make commercial real estate loans, construction and development loans, and residential real estate loans. These loans will include some commercial loans where we will take a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan, but will exclude home equity loans, which are classified as consumer loans.

     •   Commercial Real Estate.  Our commercial real estate loan terms are generally will be limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, with an origination fee generally being charged on each loan funded. We will attempt to reduce credit risk on our commercial real estate loans by emphasizing loans on owner-occupied office and retail buildings where the ratio of the loan principal to the value of the collateral as established by independent appraisal does not exceed 80.0%. We will also project minimum levels of net projected cash flow available for debt service based on the type of loan. In addition, we may require personal guarantees from the principal owners of the property supported by a review by our management of the principal owners’ personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower’s management. We will attempt to limit our risk by analyzing borrowers’ cash flow and collateral value on an ongoing basis.

     •   Construction and Development Loans.  Our construction and development loans will be made both on a pre-sold and speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of nine months and interest is paid periodically. The ratio of the loan principal to the value of the collateral as established by independent appraisal will not generally exceed 80.0%. Additionally, speculative loans will be based on the borrower’s financial strength and cash flow position. Loan proceeds will be disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or appraiser. Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

     •   Residential Real Estate.  Our residential real estate loans will consist of residential first and second mortgage loans and residential construction loans. We will offer fixed and variable rates on our mortgages with the amortization of first mortgages with maturity dates of three years and beyond. These loans will be made consistent with our appraisal policy and with the ratio of the loan principal to the value of collateral as established by independent appraisal generally not to exceed 80.0%. We expect these loan to value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.

     Commercial Loans.  A primary component of our loan portfolio will be loans for commercial purposes. Our commercial loan portfolio is expected to consist of loans principally to retail trade, service and manufacturing firms located in our primary service area. The terms of these loans will vary by purpose and by type of underlying collateral, if any. We will typically make equipment loans for a term of seven years or less at fixed or variable rates, with the loan fully amortized over the term. Equipment loans generally will be secured by the financed equipment, and the ratio of the loan principal to the value of the financed equipment or other collateral will generally be 75.0% or less. Loans to support working capital will typically have terms not exceeding one year and will usually be secured by accounts receivable, inventory, or other collateral, as well as personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal will typically be repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal will typically be due at maturity. The quality of the commercial borrower’s management and its ability both to evaluate properly changes in the supply and demand characteristics for its products and services and to respond effectively to such changes are significant factors in a commercial borrower’s creditworthiness.

     Consumer Loans.  We will make a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, home equity loans and home equity lines of credit. Consumer loan repayments depend upon the borrower’s financial stability and are more likely to be adversely affected by divorce, job loss, illness and personal hardships. Because many consumer loans are secured by depreciable assets such as boats, cars, and trailers, the loan should be amortized over the useful life of the asset. The borrower will generally be required to be employed for at least 12 months prior to obtaining the loan. The loan officer will review the borrower’s past credit history, past income level, debt history and, when applicable, cash flow and determine the impact of all these factors on the ability of the borrower to make future payments as agreed. Consumer loans will generally be made at a fixed rate of interest.

Deposit Services

     We will seek to establish solid core deposits, including checking accounts, money market accounts, savings accounts, a variety of certificates of deposit and IRA accounts. To attract deposits, we will employ an aggressive marketing plan in our two primary service areas and feature a broad product line and competitive services. The primary sources of deposits will be residents of, and businesses and their employees located in, our two primary service areas. We plan to obtain these deposits through personal solicitation by our officers and directors, direct mail solicitations and advertisements in the local media. In order to attract our initial deposit base, we may offer higher interest rates on various deposit accounts.

Other Banking Services

     Other anticipated bank services include overdraft protection, direct deposit, wire transfers, night depository, safe deposit boxes, travelers checks, debit cards and automatic drafts. We plan to become associated with a shared network of automated teller machines that our customers will be able to use throughout Georgia and other regions. We may offer annuities, mutual funds and other financial services through a third party that has not yet been chosen. We also plan to offer Mastercard® and VISA® credit card services through a correspondent bank as an agent for the bank. We will not exercise trust powers during our early years of operation. We may in the future offer a full-service trust department, but cannot do so without the prior approval of the Georgia Department.

Marketing and Advertising

     Our target customers will be the residents and the small — to medium-sized businesses and their employees located in our two primary service areas.

     We intend to develop our image as a community-oriented bank with an emphasis on quality service and personal contact. While we plan to utilize traditional advertising mediums such as local newspapers and local event sponsorship, we plan to focus our marketing efforts on leveraging the existing relationships of our directors and management, principally through our formal calling program.

Investments

     In addition to loans, we will make other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. These investments will include U.S. Treasury bills with treasury notes, as well as investments in securities of federally sponsored agencies, such as Federal Home Loan Bank bonds. In addition, we may also invest in federal funds, negotiable certificates of deposit, banker’s acceptances, mortgage backed securities, corporate bonds and municipal or other tax-free bonds. No investment in any of those instruments will exceed any applicable limitation imposed by law or regulation. Our Investment Committee will review the investment portfolio on an ongoing basis in order to ensure that the investments conform to our policy as set by our board of directors.

Asset and Liability Management

     Our Investment Committee will manage our assets and liabilities and will strive to provide an optimum and stable net interest margin, a profitable after-tax return on assets and return on equity and adequate liquidity. The committee will conduct these management functions within the framework of written loan and investment policies that we will adopt. The committee will attempt to maintain a balanced position between rate sensitive assets and rate sensitive liabilities. Specifically, it will chart assets and liabilities on a matrix by maturity, effective duration and interest adjustment period and attempt to manage any gaps in maturity ranges.

Employees

     As of December 31, 2004, we had 4 employees. Georgia Trust Bancshares does not have any employees who are not also employees of Georgia Trust Bank.

SUPERVISION AND REGULATION

     The following discussion describes the material elements of the regulatory framework that applies to banks and bank holding companies and provides certain specific information related to Georgia Trust Bancshares and Georgia Trust Bank.

Regulation of Georgia Trust Bancshares

     Georgia Trust Bancshares is a bank holding company registered with the Federal Reserve under the Bank Holding Company Act. As a result, Georgia Trust Bancshares and any future non-bank subsidiaries are subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

     Acquisitions.  The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•	it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank;

•	it or any of its subsidiaries, other than a bank, may acquire all or substantially all the assets of any bank; or

•	it may merge or consolidate with any other bank holding company.

     The Bank Holding Company Act further provides that the Federal Reserve may not approve any acquisition that would result in monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the United States, or that in any other manner would be a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, which is discussed below.

     Under the Riegle-Neal Interstate Banking and Branching Efficiency Act, the restrictions on interstate acquisitions of banks by bank holding companies were repealed. As a result, Georgia Trust Bancshares and other bank holding companies located in Georgia are able to acquire banks located in any other state, and bank holding companies located outside of Georgia can acquire any Georgia-based banks, in either case subject to certain deposit percentage and other restrictions. The legislation provides that unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies are able to consolidate their multistate banking operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. Georgia does not permit de novo branching by an out-of-state bank. Therefore, the only method by which an out-of-state bank or bank holding company may enter Georgia is through an acquisition. Georgia has adopted an interstate banking statute that removes the existing restrictions on the ability of banks to branch interstate through mergers, consolidations and acquisitions. However, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been in existence and continuously operating as a bank for three years. As a result, no bank holding company may acquire control of Georgia Trust Bancshares until after the third anniversary of Georgia Trust Bank’s commencement of operations.

     Activities.  The Bank Holding Company Act has generally prohibited a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those determined by the Federal Reserve to be closely related to banking or managing or controlling banks as to be a proper incident thereto. Provisions of the Gramm-Leach-Bliley Act, discussed below, have expanded the permissible activities of a bank holding company and its subsidiaries. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity can be reasonably expected to produce benefits to the public, such as a greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

     Gramm-Leach-Bliley Act.  The Gramm-Leach-Bliley Act implemented major changes to the statutory framework for providing banking and other financial services in the United States. The Gramm-Leach-Bliley Act, among other things, eliminated many of the restrictions on affiliations among banks and securities firms, insurance firms, and other financial service providers. A bank holding company that qualifies as a financial holding company will be permitted to engage in activities that are financial in nature or incident or complimentary to a financial activity. The activities that the Gramm-Leach-Bliley Act expressly lists as financial in nature include insurance activities, providing financial and instant advisory services, underwriting securities and limited merchant banking activities.

     To become eligible for these expanded activities, a bank holding company must qualify as a financial holding company. To qualify as a financial holding company, each insured depository institution controlled by the bank holding company must be well-capitalized, well-managed, and have at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve of its intention to become a financial holding company. We presently have no plans to become a financial holding company.

     Although considered to be one of the most significant banking laws since Depression-era statutes were enacted, because of our small size and recent organization, we do not expect the Gramm-Leach-Bliley Act to materially affect our initial products, services or other business activities. We do not believe that the Gramm-Leach-Bliley Act will have a material adverse impact on our operations. To the extent that it allows banks, securities firms, and insurance firms to affiliate, the financial services industry may experience further consolidation. The Gramm-Leach-Bliley Act may have the result of increasing the amount of competition that we face from larger institutions and other companies offering financial products and services, many of which may have substantially more financial resources.

     Support of Subsidiary Institutions. Under Federal Reserve policy, Georgia Trust Bancshares is expected to act as a source of financial strength for, and to commit resources to support its banking subsidiaries. This support may be required at times when, absent such Federal Reserve policy, Georgia Trust Bancshares may not be inclined to provide it. In addition, any capital loans by a bank holding company to its banking subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of such banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Regulation of Georgia Trust Bank

     As a Georgia state chartered bank, Georgia Trust Bank will be examined and regulated by the FDIC and the Georgia Department. The major functions of the FDIC with respect to insured banks include paying depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claims of depositors, acting as receiver of state banks placed in receivership when so appointed by state authorities, and preventing the continuance or development of unsound and unsafe banking practices. In addition, the FDIC also approves conversions, mergers, consolidations, and assumption of deposit liability transactions between insured banks and noninsured banks or institutions to prevent capital or surplus diminution in such transactions where the resulting bank is an uninsured bank.

     The Georgia Department will regulate all areas of Georgia Trust Bank’s banking operations, including mergers, establishment of branches, loans, interest rates, and reserves. Georgia Trust Bank will also be subject to Georgia banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit. With respect to expansion, Georgia law permits, with required regulatory approval, the establishment of de novo branches in an unlimited number of counties within the State of Georgia by the subsidiary banks of bank holding companies then engaged in the business of banking in Georgia.

     Prompt Corrective Action.  The Federal Deposit Insurance Corporation Improvement Act establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators are required to establish five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and are required to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking regulators have specified by regulation the relevant capital level for each category.

     An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking regulator. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The obligation of a controlling holding company to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking regulator may treat an undercapitalized institution in the same manner as it treats significantly undercapitalized institutions if it determines that those actions are necessary.

     FDIC Insurance Assessments.  The FDIC adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (i) well capitalized; (ii) adequately capitalized; and (iii) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. An institution’s insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications to which different assessment rates are applied. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup.

     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

     Community Reinvestment Act.  Georgia Trust Bank will be subject to the provisions of the Community Reinvestment Act, which requires the FDIC, in connection with its regular examination of a bank, to assess the bank’s record of meeting the credit needs of the communities it serves, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices.

     Regulations promulgated under the CRA are intended to set distinct assessment standards for financial institutions. The regulations provide for streamlined procedures for institutions with assets of less than $250 million. The regulations contain the following three evaluation tests:

•	a lending test, which compares the institution’s market share of loans in low- and moderate-income areas to its market share of loans in its entire service area;

•	a service test, which evaluates the provision of services that promote the availability of credit to low- moderate-income areas; and

•	an investment test, which evaluates the institution’s record of investments in organizations designed to foster community development, small- and minority-owed businesses and affordable housing lending, including state and local government housing or revenue bonds.

     Institutions are required to make public disclosure of their written CRA evaluations made by regulatory agencies. This promotes enforcement of CRA requirements by providing the public with the status of a particular institution’s community investment record. In addition to public disclosure of an institution’s CRA assessment, regulatory authorities are required to consider an institution’s CRA assessment when an institution applies for approval to establish a new branch which will accept deposits, to relocate an existing branch or to merge with another federally regulated financial institution.

     Privacy.  The Gramm-Leach-Bliley Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties, other than third parties that market the institution’s products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic means to the consumer.

Payment of Dividends

     Georgia Trust Bancshares is a legal entity separate and distinct from Georgia Trust Bank. The principal sources of revenues to Georgia Trust Bancshares, including cash flow to pay dividends to its shareholders, are dividends paid from Georgia Trust Bank to Georgia Trust Bancshares. There are statutory and regulatory limitations on the payment of dividends by the Bank, as well as by Georgia Trust Bancshares to its shareholders.

     If, in the opinion of the FDIC, Georgia Trust Bank were engaged in or about to engage in an unsafe or unsound practice the FDIC may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking regulators have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal banking regulators have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. The payment of dividends by Georgia Trust Bancshares and its banking subsidiary may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

     Georgia law provides additional restrictions on the payment of dividends by Georgia Trust Bank to Georgia Trust Bancshares. Georgia Trust Bank must have the approval of the Georgia Department to pay cash dividends, unless at the time of such payment:

•	the total classified assets at the most recent examination of Georgia Trust Bank do not exceed 80% of tier 1 capital plus allowance for loan losses as reflected at such examination;

•	the aggregate amount of dividends declared or anticipated to be declared in the calendar year does not exceed 50% of the net profits, after taxes, but before dividends, for the previous calendar year; and

•	the ratio of tier 1 capital to adjusted total assets will not be less than 6%.

     In light of these regulatory restrictions and the need for us to retain and build capital, the board of directors of Georgia Trust Bancshares plans to reinvest earnings for the period of time necessary to support successful operations. As a result, we do not plan to pay dividends until we recover any losses incurred and become cumulatively profitable, and our future dividend policy depends on the earnings, capital requirements and financial condition of Georgia Trust Bancshares and Georgia Trust Bank and on other factors that our board of directors considers relevant. We do not expect to attain cumulative profitability before our third year of operations, if at all. Consequently, we do not expect to pay dividends to our shareholder in the near future.

Capital Adequacy

     Georgia Trust Bancshares and Georgia Trust Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the company, and the FDIC, in the case of the bank. The Federal Reserve has established two basic measures of capital adequacy for bank holding companies: a risk-based measure and a leverage measure. A bank holding company must satisfy all applicable capital standards to be considered in compliance.

     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least half of total capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets, or “tier 1 capital.” The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves, or “tier 2 capital.”

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of tier 1 capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 3%, plus an additional cushion of 1% to 2%. The guidelines also provide that bank holding companies experiencing internal growth, as will be the case for Georgia Trust Bancshares, or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a bank holding company’s tier 1 capital leverage ratio, after deducting all intangibles, and other indicators of capital strength in evaluating proposals for expansion or new activities.

     Georgia Trust Bank is subject to risk-based and leverage capital requirements adopted by FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

     Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described above, substantial additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.

Restrictions on Transactions with Affiliates

     We are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	a bank’s loans or extensions of credit to affiliates;

•	a bank’s investment in affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•	the amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

•	a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

     The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. Georgia Trust Bank must also comply with other provisions designed to avoid the making of low-quality loans or investments.

     We are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

     Georgia Trust Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

Monetary Policy

     The earnings of Georgia Trust Bank, as well Georgia Trust Bancshares, will be affected by domestic and foreign conditions (such as the potential war with Iraq), particularly by the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve has had, and will continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to mitigate recessionary and inflationary pressures by regulating the national money supply. The techniques used by the Federal Reserve include setting the reserve requirements of member banks and establishing the discount rate on member bank borrowings. The Federal Reserve also conducts open market transactions in United States government securities.

Item 2. Properties

     We expect to begin our banking operations on or about April 25, 2005 in a main office facility located at 2725 Mall of Georgia Boulevard, Buford, Georgia. In addition, we intend to open a branch facility located at TownPark, in Kennesaw, Georgia in the third quarter of 2005. After considering several locations within our primary service areas, on January 21, 2005, we purchased the land on which we expect to construct our Gwinnett County facility for $1,400,000. The purchase price for the property was funded with a portion of the net proceeds from the offering. We expect to begin construction of this facility in the second quarter of 2005, with completion anticipated in the fourth quarter of 2005. The purchase price for the property was based on our organizers’ collective knowledge of the Gwinnett County real estate market.

     On March 18, 2005, we entered into a purchase agreement for property located at TownPark, in Kennesaw, Georgia, which will be the site for our Cobb County facility. The purchase price will be $742,000. Our office facility in Cobb County will consist of a two-story building of approximately 11,500 square feet. The bank plans to occupy the first floor and lease out the second floor until needed. The estimated cost to build and furnish the building is $1,350,000. We expect to begin construction of this facility in the third quarter of 2005 with completion anticipated in the first quarter of 2006.

     Until construction of our two permanent facilities are completed, we will operate out of temporary modular facilities at both of our locations.

Item 3. Legal Proceedings

     As of the date of this Report, there were no legal proceedings to which we, or any of our properties, were subject.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     A.    Market Information

     (i)    Market for Common Equity. There is no established trading market for the common stock of Georgia Trust Bancshares, and an active public trading market is not expected to develop in the near future.

     (ii)   Holders of Common Stock. As of March 28, 2005, there were 497 record holders of the common stock of Georgia Trust Bancshares.

     (iii)  Dividends. To date, we have not paid any dividends on the common stock of Georgia Trust Bancshares. Georgia Trust Bancshares has no source of income other than dividends that Georgia Trust Bank pays to it. Our ability to pay dividends to our shareholders will therefore depend on Georgia Trust Bank’s ability to pay dividends to Georgia Trust Bancshares. In the future, Georgia Trust Bancshares may begin income-producing operations independent from those of Georgia Trust Bank, which may provide another source of income from which we could pay dividends to our shareholders. However, we can give you no assurance as to when, if at all, these operations may begin or whether they will be profitable.

     Bank holding companies are subject to significant regulatory restrictions on the payment of cash dividends. In light of these restrictions and the need for us to retain and build capital, the board of directors of Georgia Trust Bancshares plans to reinvest earnings for the period of time necessary to support successful operations. As a result, we do not plan to pay dividends until we recover any losses incurred and become profitable, and our future dividend policy depends on the earnings, capital requirements and financial condition of Georgia Trust Bancshares and Georgia Trust Bank and on other factors that our board of directors considers relevant.

     Additionally, regulatory authorities may determine, under circumstances relating to the financial condition of Georgia Trust Bancshares or Georgia Trust Bank, that the payment of dividends would be an unsafe or unsound practice and may prohibit dividend payment. See “Item 1. Description of Business — Supervision and Regulation – Payment of Dividends.”

     B.    Recent Sales of Unregistered Securities; Use of Proceeds from Sales of Registered Securities

     On June 16, 2004, we issued to J. Michael Allen, our president and chief executive officer, in a private placement, 10 shares of our common stock, $1.00 par value per share, for a price of $10.00 per share in connection with our organization. The sale to Mr. Allen was exempt from registration under the Securities Act of 1933, as amended (the “Act”) pursuant to Section 4(2) of the Act because it was a transaction by an issuer that did not involve a public offering.

     On October 7, 2004, we commenced an initial public offering of a minimum of 1,060,000 shares and a maximum of 1,500,000 shares of common stock, par value $1.00 per share, of Georgia Trust Bancshares, at an offering price of $10.00 per share. The minimum aggregate offering price of the securities registered was $10,600,000 and the maximum aggregate offering price of the securities registered was $15,000,000. The shares in the offering were registered under the Securities Act of 1933, as amended, pursuant to an effective Registration Statement on Form SB-2 (the “Registration Statement,” registration number 333-116852). The Registration Statement was declared effective by the Securities and Exchange Commission (the “SEC”) on October 7, 2004. The offering commenced on October 7, 2004. On January 12, 2005, J. Michael Allen, L. Myron Cantrell and Marvin Tibbetts, III, three of Georgia Trust Bancshares’ organizers subscribed to purchase an additional 5,000, 10,000 and 4,000 shares, respectively, of our common stock. Georgia Trust Bancshares filed a registration statement pursuant to Rule 462(b) under the Securities Act, to register the warrants and the additional shares of common stock issuable upon conversion of the warrants that these organizers will receive in connection with their purchase of the additional shares of common stock. Additionally, on January 20, 2005, to accommodate increased interest in the offering,

Georgia Trust Bancshares increased its maximum offering amount to $18,000,000 and registered an additional 300,000 shares of common stock pursuant to Rule 462(b) of the Securities Act.

     Prior to January 21, 2004, all subscription funds tendered were being deposited in an interest-bearing escrow account with Nexity Bank. As of January 21, 2005, the minimum number of shares to be sold in the offering had been attained. Accordingly, on January 21, 2005, the escrow agent for the offering released the subscription funds to Georgia Trust Bancshares. After January 21, 2005, all subscription funds tendered were deposited directly with us and were immediately available for use by us. We completed the offering on March 11, 2005, selling the full $18,000,000 in common stock offered.

     We had expenses in connection with the offering of approximately $74,100. The net proceeds of the offering were $17,925,900 None of the estimated expenses in connection with the offering were paid directly or indirectly to any director, officer, general partner of Georgia Trust Bancshares or their associates, persons owning 10% or more of any class of equity securities of Georgia Trust Bancshares, or any affiliate.

     With the prior approval of the Federal Reserve and the Georgia Department, on March 1, 2005 Georgia Trust Bancshares used $12,500,000 of the net proceeds of the offering to capitalize Georgia Trust Bank. In return, Georgia Trust Bank issued all of its common stock to Georgia Trust Bancshares, and Georgia Trust Bancshares became the bank’s sole shareholder. Georgia Trust Bancshares will use the remainder of the net proceeds of the offering for working capital purposes.

     As described above, we used $12,500,000 of the net proceeds of the offering to capitalize Georgia Trust Bank, $600,000 of the net proceeds to repay amounts outstanding on our organizing line of credit, and $1,400,000 to purchase the site for the bank’s initial main office facility in Gwinnett County.

     We are using the remaining net proceeds of the offering to construct, furnish and equip our permanent main office facility in Gwinnett County and to furnish and equip our Cobb County facility, and for working capital purposes.

     Except as described above, none of the net proceeds of the offering will be paid directly or indirectly to any director, officer, general partner of Georgia Trust Bancshares or their associates, persons owning 10% or more of any class of equity securities of Georgia Trust Bancshares, or an affiliate of Georgia Trust Bancshares.

Item 6. Management’s Discussion and Analysis of Financial Condition and Plan of Operations

     The purpose of the following discussion is to address information relating to the financial condition and results of operations of Georgia Trust Bancshares that may not be readily apparent from the consolidated financial statements and notes thereto, which begin on page F-1 of this Report. This discussion should be read in conjunction with the information provided our consolidated financial statements and notes thereto.

General

     We were in the development stage during the last fiscal year and will remain in that stage until we begin our banking operations on or about April 25, 2005. Georgia Trust Bancshares was incorporated on May 20, 2004 to serve as a holding company for Georgia Trust Bank. During the fiscal year ended December 31, 2004, our main activities were:

•	seeking, interviewing and selecting our officers;

•	preparing our business plan;

•	applying for a state bank charter under the laws of the State of Georgia;

•	applying for FDIC deposit insurance;

•	applying to become a bank holding company;

•	identifying the sites for our banking facilities; and

•	raising equity capital through an initial public offering.

     On October 7, 2005, we began an initial public offering of a minimum of 1,060,000 shares and a maximum of 1,500,000 shares of the common stock of Georgia Trust Bancshares. On March 11, 2005, we completed our offering raising $18,000,000 by issuing 1,800,000 shares of our common stock in the offering.

Financial Results

     From February 25, 2004, the date we began our organizational activities, through December 31, 2004, our net loss amounted to $425,274. Our financial statements and related notes, which are included in this Report, provide additional information relating to the discussion of our financial condition. See “Index to Financial Report” on page F-1.

     We expect to complete our organizational activities and begin banking operations on or about April 25, 2005. We will incur substantial expenses in establishing Georgia Trust Bank as a going concern, and we can give you no assurance that we will be profitable or that future earnings, if any, will meet the levels prevailing in the banking industry. Typically new banks are not profitable in their first year of banking operations and, in some cases are not profitable for several years. Our future results will be determined primarily by our ability to manage effectively interest income and expense, to minimize loan and investment losses, to generate non-interest income, and to control non-interest expenses. Since interest rates will be determined by market forces and economic conditions beyond our control, our ability to generate net interest income will be dependent upon our ability to maintain an adequate spread between the rate earned on earning assets, such as loans and investment securities, and the rate paid on interest-bearing liabilities, such as deposits and borrowing.

Liquidity and Interest Rate Sensitivity

     Organizational Period.  During our organizational period, our cash requirements consisted principally of funding our pre-opening expenses, described above, as well as capital expenditures for the purchase, construction, furnishing and equipping of our initial Gwinnett County main office facility.

     From February 25, 2004 through January 21, 2005, our pre-opening expenses were funded through an organizing line of credit from Nexity Bank. The total amount available on the line of credit was $600,000, of which $494,000 was outstanding at December 31, 2004. Each of our 10 organizers guaranteed the full amount of this loan, which bore interest at 1.0% less than the prime rate as published in the Money Rates section of The Wall Street Journal. On January 21, 2005, we repaid the outstanding balance on the line of credit of $600,000 by using a portion of the proceeds from our initial public offering.

     In addition, during our organizational period, we purchased a property in which we expect to construct our Gwinnett County banking facility, for a purchase price of $1,400,000. We expect that the costs of constructing, furnishing and equipping our Gwinnett County permanent office to be $2,000,000. We expect to incur estimated costs of $2,100,000 to purchase, furnish and equip our Cobb County facility. We will use a portion of the net proceeds from our initial public offering to fund the purchase, furnishing and equipping of our Cobb County facility.

     Commencement of Banking Operations.  Since we were in the development stage as of December 31, 2004, there are no operating results to present at this time. Nevertheless, now that we have begun our banking operations, net interest income, our primary source of earnings, will fluctuate with significant interest rate movements. To lessen the impact of these margin swings, we intend to structure our balance sheet so we will have regular opportunities to “reprice” or change the interest rates on our interest-bearing assets and liabilities. Imbalance in these repricing opportunities at any point in time constitutes interest rate sensitivity.

     Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities at a given time interval. The general objective of gap management is to actively manage rate sensitive assets and liabilities in order to reduce the impact of interest rate fluctuations on the net interest margin. We will generally attempt to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize our overall interest rate risks.

     We will evaluate regularly our balance sheet’s asset mix in terms of several variables, including yield, credit quality, appropriate funding sources and liquidity. To effectively manage our balance sheet’s liability mix, we plan to focus on expanding our deposit base and converting assets to cash as necessary.

     As we continue to grow, we will restructure our rate sensitivity position in an effort to hedge against rapidly rising or falling interest rates. Our Investment Committee will meet on a quarterly basis to develop a strategy for the upcoming period.

     For an operating bank, liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. Initially, we expect that a portion of the net proceeds of the offering will be available for working capital purposes and will provide funds for these purposes. In addition, we can obtain these funds by converting assets to cash or by attracting new deposits. Through our banking operations, our ability to maintain and increase deposits will serve as our primary source of liquidity. To provide additional sources of liquidity, we plan to maintain a federal funds borrowed line of credit with one or more correspondent banks and to apply for membership to the Federal Home Loan Bank of Atlanta.

     Permanent Main Office and Branch Facilities.  On July 14, 2004, we entered into an agreement to acquire a site for our Gwinnett County main office facility. On January 21, 2005, we closed on the purchase of the Gwinnett County facility when the subscription funds were released from the escrow account. We expect to begin construction of our Gwinnett County facility in the second quarter of 2005, with completion anticipated in the fourth quarter of 2005. Our permanent main office facility in Gwinnett County will consist of approximately 13,000 square feet. The estimated costs of constructing our permanent main office facility are $2,000,000. On March 18, 2005, we entered into an agreement to acquire a site for our Cobb County office facility. We expect to begin construction of our Cobb County facility in the third quarter of 2005, with completion anticipated in the first quarter of 2006. Our permanent office facility in Cobb County will consist of approximately 11,500 square feet. The estimated costs of constructing our permanent Cobb office are $1,350,000. We will operate our banking facilities from modular units located at the same address of our permanent facility until our permanent office in Gwinnett County and Cobb County are constructed.

     Other than the initial public offering and as discussed above, we know of no trends, demands, commitments, events or uncertainties that should result in, or are reasonably likely to result in, our liquidity increasing or decreasing in any material way in the foreseeable future.

Capital Adequacy

     There are now two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines and (ii) the leverage ratio.

     The risk-based capital guidelines measure the amount of a bank’s required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Under the risk-based capital guidelines, capital is divided into two “tiers.” Tier 1 capital consists of common shareholders’ equity, noncumulative and cumulative perpetual preferred stock, and minority interests. Goodwill is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8%, with at least 4% consisting of tier 1 capital.

     The second measure of capital adequacy relates to the leverage ratio. The FDIC has established a 3% minimum leverage ratio requirement. The leverage ratio is computed by dividing tier 1 capital into total assets. In the case of Georgia Trust Bank and other banks that are experiencing growth or have not received the highest regulatory rating from their primary regulator, the minimum leverage ratio should be 3% plus an additional cushion of at least 1% to 2%, depending upon risk profiles and other factors.

     We believe that the net proceeds from our initial public offering will satisfy our capital requirements for at least the next 12 months following the opening of Georgia Trust Bank. We believe all anticipated material expenditures for this period have been identified and provided for out of the proceeds of the initial public offering. For additional information about our plan of operations, see “Item 1. Description of Business.”

Item 7. Financial Statements

     The financial statements of Georgia Trust Bancshares, including notes thereto, and the report of the independent registered public accounting firm are included in this Report beginning at page F-1 and are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There has been no occurrence requiring a response to this Item.

Item 8A. Controls and Procedures

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2004. There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

     The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 8B. Other Information

     There has been no occurrence requiring a response to this Item.

PART III

Item 9. Directors and Executive Officers of the Registrant

     With the exception of L. Myron Cantrell, each person listed below has been a director of Georgia Trust Bancshares since its inception. Mr. Cantrell became a director of Georgia Trust Bancshares on June 28, 2004. Directors of Georgia Trust Bancshares serve staggered terms, which means that one-third of the directors are elected each year at our annual meeting of shareholders. The initial term of the Class I directors expires in 2005, the initial term of the Class II directors expires in 2006 and the initial term of the Class III directors expires in 2007. Thereafter, each director will serve for a term of three years. Our officers are appointed by the Board of Directors and hold office at the will of the Board of Directors.

     Ronald D. Adamson, age 52, has served as a director of Georgia Trust Bancshares since its inception and is a proposed director of Georgia Trust Bank. He is President of R. D. Adamson Construction Co., Inc. Mr. Adamson attended Georgia State University and the University of Georgia where he received a BBA. Mr. Adamson is a member of the Cannon United Methodist Church, Georgia Home Builders Association and Kappa Sigma Alumni Association.

     J. Michael Allen, age 48, has served as chief executive officer, president and director of Georgia Trust Bancshares since its inception and is a proposed director of Georgia Trust Bank. He was a Senior Vice President with BB&T in Gainesville, Georgia and has been employed with BB&T since 1998. Mr. Allen attended Georgia College and State University from 1976 – 1978 where he received a B. B. A. Mr. Allen attended Georgia College and State University in 1980 – 1982 where he received an M. B. A. and attended the LSU Graduate School of Banking from 1989 – 1991 where he received a Certificate of Completion. Mr. Allen is a member of the Lakewood Baptist Church of Gainesville, Gainesville Rotary Club, has numerous involvements with the Hall County, Gainesville Chamber of Commerce and served in numerous capacities with the United Way. Mr. Allen is a member of the Northeast Georgia Health Systems, Inc., Arbor Circle and Annual Fund Drive for NEGA Health System Foundation. He is a life member of Delta Sigma Pi, past member of North Hall High School Council, past President of North Hall Middle School PTO, past President of Lanier Elementary School PTO and also service in several capacities for Timberwalk Homeowners Association including past President and now serving as Secretary.

     L. Myron Cantrell, age 60, has served as a director of Georgia Trust Bancshares since June 28, 2004 and is a proposed director of Georgia Trust Bank. Mr. Cantrell is a shareholder and managing partner of Cantrell and Associates P.C., Certified Public Accountants. He has 32 years experience in accounting. Mr. Cantrell graduated from the University of Georgia in 1968, where he played baseball for two years. He is a member of the American Institute of CPAs and The Georgia Society of CPAs. Mr. Cantrell was an organizer and director of Westside Bank and Trust Co. where he served as Chairman of the Audit Committee, member of the Loan Committee and the Executive Committee. Mr. Cantrell has been active in the Kennesaw community for many years and is a member of Kennesaw United Methodist Church.

     J. Dave DeVenny, age 57, has served as the chief financial officer of Georgia Trust Bancshares since August 30, 2004. Mr. DeVenny began his association with banking in 1970 as an examiner with the Georgia Department of Banking & Finance. In 1973, he started his banking career with the First National Bank in Madison, Georgia. He has served with three other banks in Georgia, most recently as Senior Vice President and CFO of The Community Bank, Loganville, Georgia. Mr. DeVenny is a graduate of the Georgia Institute of Technology, receiving a Bachelor of Science degree in Management. He has also completed the programs at The Georgia Banking School and The School for Bank Administration in Madison, Wisconsin. Mr. DeVenny has served as President of the Northeast Georgia Chapter of the Bank Administration Institute and as Vice President of the Executive Board of the Georgia Association of Mortgage Brokers. Mr. DeVenny’s civic activities include having served as president of the Madison Kiwanis Club and the South Hall Rotary Club. He has also served on the board of the Quinlan Art Center in Gainesville and has worked with the Morgan Co. March of Dimes and the Gainesville College Foundation. Most recently, Mr. DeVenny has been working with the American Red Cross in providing portable defibrillators to schools in Walton County. He and his wife are members of First Baptist Church in Gainesville.

     Michael L. Jordan, age 46, has served as a director of Georgia Trust Bancshares since its inception and is a proposed director of Georgia Trust Bank. Mr. Jordan is currently the owner of Dream Marine of Lake Lanier, a watercraft distributor. A life long resident of Gwinnett County, Mr. Jordan attended Liberty Baptist College in Lynchburg, Virginia where he played football. After college, Mr. Jordan worked in the automobile industry and joined Stone Mountain Ford where he ascended to the role of general manager. In 1987, Mr. Jordan partnered with Mr. Smith to form Smith-Jordan Partnership and together they purchased Heritage Lincoln-Mercury in Snellville Georgia. Mr. Jordan was Vice-President and General Manager of Heritage Lincoln-Mercury until it was sold in December 2000. He has been active in the community, coaching little league baseball and football and is a member of Smoke Rise Baptist Church and is involved in youth activities at Hebron Baptist Church.

     Charles D. Robinson, age 56, has served as a director of Georgia Trust Bancshares since its inception and is a proposed director of Georgia Trust Bank. He is the owner of SnelIville Auto Center, Centerville Auto Center (both centers voted Best of Gwinnett), and Buddy’s Locksmith located in Snellville, Georgia. He received his B.S. Degree in Business Administration from Western Carolina University in 1970. Mr. Robinson attends Annistown Road Baptist Church, is a member of the Governor’s High School Council for Shiloh High School, a director for the Highway 78 Merchants Association, a director for the Highway 78 Community Improvement District, serves on the Gwinnett County Revitalization Council for Highway 78, a past director for Eastside Bank, serving on the Audit Committee, CRA Committee, and Chairman of the Business Develop Committee.

     William E. Smith, age 53, has served as a director of Georgia Trust Bancshares since its inception and is a proposed director of Georgia Trust Bank. Mr. Smith served as President of Stone Mountain Ford and Heritage Lincoln Mercury until the businesses were sold in December of 2000. During his thirty years in the automobile business, Mr. Smith served in various capacities as Chairman of the Ford Dealers Advertising Association, Chairman of the Metro Atlanta Automobile Dealers Association, Chairman of the Georgia Automobile Dealers Association and on the Board of Trustees of the GADA Self-Insured Workers’ Compensation Trust Fund. Mr. Smith is an active member of the Smoke Rise Baptist Church where he has served as Deacon, Sunday school teacher and has held various committee assignments. Mr. Smith is currently involved in various real estate ventures and is a partner with Michael Jordan in Smith-Jordan Partnership, LLC. Mr. Smith was one of the original organizers of Eastside Bank in Snellville and served that organization as a Director, Chairman of the Asset/Liability Committee, Chairman of the Audit Committee, Member of the Executive Loan Committee and Vice-Chairman of the bank. Mr. Smith received his Bachelors in Business Administration in Finance from Georgia State University in 1984 and an MBA from Georgia State in 1986. Mr. Smith is a resident of Gwinnett County.

     Marvin Tibbetts, III, age 42, has served as a director of Georgia Trust Bancshares since its inception and is a proposed director of Georgia Trust Bank. Mr. Tibbetts has served as CEO/President of Tibs Group, Inc. since 1994, a family owned business, which is a single source provider of electrical, technology, power quality and security services and solutions. Mr. Tibbetts graduated from the University of West Georgia with a business degree in 1985. In 2003, the Gwinnett Chamber of Commerce selected Mr. Tibbetts as Small Business Person of the Year. In 2002, the Atlanta IEC chapter recognized him for his contributions to the IEC by naming him Member of the Year for 2002 for the Atlanta Independent Electrical Contractors (IEC) Chapter. Mr. Tibbetts also served as an IEC board member and is a member and Registered Communication Distribution Designer (RCDD) with BICSI International. Also active in the local community, Mr. Tibbetts serves on the Board of Directors for Gwinnett Chamber of Commerce, on the Executive Foundation for Gwinnett Technology College, as well as the City of Suwanee’s Open Space Planning Committee. Mr. Tibbetts is a member of the Lawrenceville United Methodist Church and is co-chairman of the church’s campground committee.

     James J. Tidwell, age 65, has served as a director of Georgia Trust Bancshares since its inception and is a proposed director of Georgia Trust Bank. Mr. Tidwell is the former owner of Jim Tidwell Ford in Kennesaw, Georgia. Currently, he is a partner in Mike Bell Chevrolet in Carrolton, Georgia and Liberty Chevrolet in Villa Rica, Georgia. Mr. Tidwell is also a partner in the fully automated Four Seasons Car Wash. Mr. Tidwell attended Georgia State University. Mr. Tidwell has served on the board of the Georgia Automobile Dealers Association and has for many years, served on the Board of Trustees of Greater Atlanta Christian School. Mr. Tidwell was an organizer of Westside Bank, where he served as director, Chairman of the Loan Committee and Vice-Chairman of the Board of Directors. Mr. Tidwell is an elder of East Cobb Church of Christ.

     Michael E. Townsend, age 54, has served as a director of Georgia Trust Bancshares since its inception and is a proposed director of Georgia Trust Bank. Mr. Townsend is Owner and Managing Partner of McMullan and Company, Certified Public Accountants, which was founded in 1970. Mr. Townsend graduated from Georgia State University in 1972 and has been a Certified Public Accountant for over 30 years. Mr. Townsend is a member of the American Association of Certified Public Accountants, the Georgia Society of Certified Public Accountants, and he is the past Southeast Regional Coordinator of the National Associated CPA Firms. Mr. Townsend is a member of Perimeter Church and a founding member of the Board of Directors of Providence Christian Academy, Inc. Mr. Townsend currently is Treasurer and Chairman of the Finance Committee, the Development Committee and the Executive Committee of the Perimeter Church. Mr. Townsend is president of the Evansmill Townhomes Owner’s Association and the Chairman of the Finance Committee for the University Yacht Club. Mr. Townsend has also served as a member of the Board of Trustees of Georgia State University Athletic Association, on the Board of Directors and Treasurer of Hidden Acres Park, Inc.

Committees of the Boards of Directors

     We have established the following committees. Other committees may be established as needed once we begin banking operations. In the future, we expect to add additional members to each of our committees.

     Audit, Compliance and CRA Committee. Our Audit, Compliance and CRA Committee will recommend to the board of directors the independent public accountants to be selected to audit our annual financial statements and will approve any special assignments given to the independent public accountants. The committee will also review the planned scope of the annual audit, any changes in accounting principles and the effectiveness and efficiency of our internal accounting staff. Additionally, the committee will provide oversight to our compliance staff for adherence with regulatory rules and regulations, including the Community Reinvestment Act. The committee will also establish appropriate levels of directors and officers insurance and blanket bond insurance. The members of the committee will include Messrs. Townsend (Chairman), Cantrell, Robinson, and Smith.

     Building/Site Committee. Our Building/Site Committee will be responsible for oversight of all activities relating to the purchase, construction and improvement our banking facilities. The members of the committee will include Messrs. Allen (Chairman), Jordan, Adamson, Smith and Tidwell.

     Business Marketing and Technology Committee. Our Business Marketing and Technology Committee will develop, implement and monitor our director/officer development program and monitor and evaluate its success and its impact on projected growth levels at the bank. In addition, the committee will be responsible for product design and development. The members of the committee will include Messrs. Tibbetts (Chairman), Robinson, Adamson, Jordan, Allen and Cantrell.

     Executive Committee. Our Executive Committee will be authorized, between meetings of the board of directors, to perform all duties and exercise all authority of the board of directors, except for those duties and authorities specifically granted to other committees of the board of directors are which are exclusively reserved for the full board of directors. The committee will make recommendations to the board of directors regarding matters important to the overall management and expansion of Georgia Trust Bancshares and Georgia Trust Bank. The members of the committee will include Messrs. Smith (Chairman), Townsend, Allen, Tibbetts, Robinson and Tidwell.

     Asset/Liability/Investment Committee. Our Asset/Liability/Investment Committee will have responsibility for our overall investment strategy. This will include liquidity management, risk management, and net interest margin management, as well as monitoring of deposit level trends and pricing, asset level trends and pricing and portfolio investment decisions. In addition, the committee will work closely with the board of directors to plan annual budgets and develop three to five year strategic plans. The members of the committee will include Messrs. Tidwell (Chairman), Townsend, Cantrell, Allen and Smith.

     Loan Committee. Our Loan Committee will review any loan request made by a potential borrower over $200,000 for compliance with our lending policies and federal and state rules and regulations governing extensions of credit. After making this review, the committee will decide whether to extend credit to the potential borrower. In addition, the committee will have the responsibility for establishing and approving, in conjunction with management, all major policies and procedures pertaining to loan policy. The committee will also review all past due reports, non-accrual reports, and other indicators of overall loan portfolio quality, and will establish measurements for determining the adequacy of our loan loss reserve. The members of the committee will include Messrs. Smith (Chairman), Allen (non-voting member), Adamson and Jordan.

     Compensation Committee. Our Compensation Committee will establish compensation levels for officers of Georgia Trust Bancshares and Georgia Trust Bank, review management organization and development, review significant employee benefit programs and establish and administer executive compensation programs, including the Stock Option Plan described in this prospectus. The committee will include Messrs. Robinson (Chairman), Cantrell, Smith, Tidwell and Townsend.

Item 10. Executive Compensation

     We began our organizational activities on February 25, 2004, and consequently, do not have historical compensation information for the requisite period required to be reported under the rules promulgated by the Securities and Exchange Commission. Accordingly, the following table shows information from February 25, 2004 through December 31, 2004 with regard to compensation for services rendered in all capacities to Georgia Trust Bancshares by our president and chief executive officer. No other executive officer had an annual salary and bonus that exceeded $100,000 in 2004.

Summary Compensation Table

		Annual Compensation
Name and					Other Annual
Principal Position	Year	Salary ($)		Bonus ($)	Compensation ($)
J. Michael Allen	2004	$95,000	(1)	-0-	$6,750(2)
President and Chief
Executive Officer

(1)	Represents salary from February 25, 2004 through December 31, 2004. Mr. Allen will continue to be paid at a rate of $10,000 per month until the bank opens for business. See “— Employment Agreement” below.

(2)	Represents automobile allowances paid from February 25, 2004 through December 31, 2004.

Employment Agreement

     J. Michael Allen. Effective March 10, 2004, we entered into an employment agreement with J. Michael Allen regarding Mr. Allen’s employment as president and chief executive officer of Georgia Trust Bank and Georgia Trust Bancshares. The agreement provides for Mr. Allen to receive a base salary of $120,000 per year. When Georgia Trust Bank opens for business Mr. Allen’s base salary will increase to $135,000 per annum, subject to annual increases in an amount determined by our board of directors. Mr. Allen will also receive a cash bonus of $15,000 upon the opening of the Georgia Trust Bank. Thereafter, Mr. Allen will receive cash bonuses based upon our achieving certain performance levels of criteria as set by our board of directors. The agreement also grants Mr. Allen stock options to purchase up to 40,000 shares of our common stock with 20% of the shares vesting on the last day of each of the first five fiscal years of the bank, subject to performance requirements to be determined by the Board of Directors. Mr. Allen will also receive an automobile allowance of $750 per month and initiation fees and monthly dues for social clubs and civic clubs approved by our board of directors.

     The agreement commenced on March 10, 2004, and continues for a period of three years. At the end of the initial term of the agreement, and at the end of each year thereafter, the agreement will be extended for successive three-year periods unless either party notifies the other of his or its intent not to extend the agreement. Employment may be terminated:

•	by Georgia Trust Bank for cause (as defined in the employment agreement);

•	by Mr. Allen if Georgia Trust Bank breaches any material provision of the employment agreement;

•	by Georgia Trust Bank or Georgia Trust Bancshares if the effort to organize Georgia Trust Bank is abandoned;

•	by Mr. Allen upon 30 days’ notice; or

•	upon Mr. Allen’s death or disability.

     If the employment of Mr. Allen is terminated for any reason other than by non-renewal of the agreement by Georgia Trust Bancshares or Georgia Trust Bank, Mr. Allen will be prohibited from competing with Georgia Trust Bank or soliciting its customers or employees within a 20-mile radius of Georgia Trust Bank’s main office and any branch office of Georgia Trust Bank for up to one year after the date of termination.

     In the event of a change in control of Georgia Trust Bancshares, Mr. Allen will be entitled, for a period of 90 days after the change of control, and at his election, to deliver notice to Georgia Trust Bancshares of the termination of the employment agreement, whereupon we will make a lump sum payment to Mr. Allen in an amount equal to 100% of his then current monthly base salary each month for 12 months after the date of termination, plus any amounts accrued under a bonus plan and a pro-rata share of any target bonus. In addition, Mr. Allen will receive this lump sum payment if we terminate his employment without cause or fail to extend his employment agreement. The current value of the change in control payments payable to Mr. Allen in the event of a change in control is equal to $120,000. Once Georgia Trust Bank opens for business, the value of the change in control payments will increase to $135,000. Georgia law prohibits a change in control for a financial institution during its first three years of operation.

     J. Dave DeVenny. On September 16, 2004, our board of directors elected Mr. DeVenny chief financial officer and secretary of Georgia Trust Bank and Georgia Trust Bancshares. Our employment arrangement provides for Mr. DeVenny to receive a base salary of $100,000 per year. When Georgia Trust Bank opens for business, Mr. DeVenny will receive a cash bonus of $5,000 and his base salary will increase to $106,000 per annum, subject to annual increases in an amount determined by our board of directors. We also intend to grant Mr. DeVenny stock options to purchase up to 5,000 shares of our common stock with 20% of the shares vesting on the last day of each of the first five fiscal years of the bank, subject to performance requirements to be determined by the Board of Directors.

     On August 4, Danny F. Dukes tendered his resignation from his position as chief financial officer and secretary of Georgia Trust Bancshares. On August 30, 2004, we hired J. Dave DeVenny as our new chief financial officer. We do not intend to enter into a written employment agreement with Mr. DeVenny.

Director Compensation

     The directors of Georgia Trust Bancshares and Georgia Trust Bank will not be compensated separately for their services as directors until we become cumulatively profitable. Thereafter, we will adopt compensatory policies for our directors that conform to applicable law.

Stock Option Plan

     General. We have adopted a stock option plan that provides us with the flexibility to grant the stock incentives described in this section of the prospectus to our key employees, officers, directors, consultants and advisers for the purpose of giving them a proprietary interest in, and to encourage them to remain in the employ or service of, Georgia Trust Bancshares and Georgia Trust Bank. Our board of directors has reserved 270,000 shares of our common stock for issuance through options that may be granted under the stock option plan. We intend to grant Mr. Allen and Mr. DeVenny options to acquire 40,000 shares and 5,000 shares, respectively, under the plan. The number of shares reserved for issuance may change in the event of a stock split, recapitalization or similar event as described in the plan.

     Administration. It is expected that a committee of our board of directors, which will be comprised of at least two non-employee directors, will administer the plan. Our board of directors will consider the standards contained in both Section 162(m) of the Internal Revenue Code of 1986, as currently in effect, and Rule 16b-3 under the Securities Exchange Act, when appointing members to the committee. The committee and our board of directors will have the authority to grant awards under the plan, to determine the terms of each award, to interpret the provisions of the plan and to make all other determinations that they may deem necessary or advisable to administer the plan.

     The plan permits the committee or our board of directors to grant stock options to eligible persons. Options may be granted on an individual basis or to a group of eligible persons. Accordingly, the committee or our board of directors will determine, within the limits of the plan, the number of shares of our common stock subject to an option, to whom an option is granted and the exercise price and forfeiture or termination provisions of each option. A holder of a stock option generally may not transfer the option during his or her lifetime.

     Option Terms. The plan provides for incentive stock options and non-qualified stock options. The committee or our board of directors will determine whether an option is an incentive stock option or a non-qualified stock option when it grants the option, and the option will be evidenced by an agreement describing the material terms of the option.

     The committee or our board of directors will determine the exercise price of an option. The exercise price of an incentive stock option may not be less than the fair market value of our common stock on the date of the grant, or less than 110% of the fair market value if the participant owns more than 10% of our outstanding common stock. When the incentive stock option is exercised, we will be entitled to place a legend on the certificates representing the shares of common stock purchased upon exercise of the option to identify them as shares of common stock purchased upon the exercise of an incentive stock option. The exercise price of non-qualified stock options may be greater than, less than or equal to the fair market value of the common stock on the date that the option is awarded, based upon any reasonable measure of fair market value. The committee may permit the exercise price to be paid in cash or by the delivery of previously owned shares of common stock, and, if permitted in the applicable option agreement, through a cashless exercise executed through a broker or by having a number of shares of common stock otherwise issuable at the time of exercise withheld.

     The committee or our board of directors will also determine the term of an option. The term of an incentive stock option or non-qualified stock option may not exceed ten years from the date of grant, but any incentive stock option granted to a participant who owns more than 10% of our outstanding common stock will not be exercisable after the expiration of five years after the date the option is granted. Subject to any further limitations in the applicable agreement, if a participant’s employment terminates, an incentive stock option will terminate and become unexercisable no later than three months after the date of termination of employment. If, however, termination of employment is due to death or disability, one year will be substituted for the three-month period. Incentive stock options are also subject to the further restriction that the aggregate fair market value, determined as of the date of the grant, of our common stock as to which any incentive stock option first becomes exercisable in any calendar year is limited to $10,000 per recipient. If incentive stock options covering more than $100,000 worth of our common stock first become exercisable in any one calendar year, the excess will be non-qualified options. For purposes of determining which options, if any, have been granted in excess of the $100,000 limit, options will be considered to become exercisable in the order granted.

     Change of Control. In the event of a change in control, any outstanding options under the plan shall be fully vested, non-forfeitable, and become exercisable, as of the date of the change in control.

     Termination of Options. The terms of particular options may provide that they terminate, among other reasons, upon the holder’s termination of employment or other status with Georgia Trust Bancshares or Georgia Trust Bank, upon a specified date, upon the holder’s death or disability, or upon the occurrence of a change in control of Georgia Trust Bancshares. An agreement may provide that if the holder dies or becomes disabled, the holder’s estate or personal representative may exercise the option. The committee or our board of directors may, within the terms of the plan and the applicable agreement, cancel, accelerate, pay or continue an option that would otherwise terminate for the reasons discussed above.

     Reorganizations. The plan provides for an appropriate adjustment in the number and kind of shares subject to unexercised options in the event of any change in the outstanding shares of our common stock by reason of a stock split, stock dividend, combination or reclassification of shares, recapitalization, merger or similar event. In the event of some types of corporate reorganizations, the committee or our board of directors may, within the terms of the plan and the applicable agreement, substitute, cancel, accelerate, cancel for cash or otherwise adjust the terms of an option.

     Amendment and Termination of the Plan. Our board of directors has the authority to amend or terminate the plan. Our board of directors is not required to obtain shareholder approval to terminate the plan or, generally, to amend the plan, but may condition any amendment or termination of the plan upon shareholder approval if it determines that shareholder approval is necessary or appropriate under tax, securities, or other laws. However, any action by our board of directors may not adversely affect the rights of a holder of a stock option without the holder’s consent.

     Federal Income Tax Consequences. The following discussion outlines generally the federal income tax consequences of participation in the plan. Individual circumstances may vary and each participant should rely on his or her own tax counsel for advice regarding federal income tax treatment under the plan.

•	Incentive Stock Options. A participant will not recognize income upon the grant of an incentive stock option, nor will he or she be taxed when exercising all or a portion of their option. Instead, the participant will be taxed when he or she sells the shares of common stock purchased upon exercise of the incentive stock option. The participant will be taxed on the difference between the price he or she paid for our common stock and the amount for which he or she sells the stock. If the participant does not sell the shares of our common stock prior to two years from the date of grant of the incentive stock option and one year from the date the stock is transferred to him or her, the gain will be a capital gain and we will not get a corresponding deduction. If the participant sells the shares of our common stock at a gain before that time, the difference between the amount the participant paid for the stock and the lesser of its fair market value on the date of exercise or the amount for which the stock is sold will be taxed as ordinary income and we will be entitled to a corresponding tax deduction. If the participant sells the shares of our common stock for less than the amount he or she paid for the stock prior to the one- or two-year period indicated, no amount will be taxed as ordinary income and the loss will be taxed as a capital loss. Exercise of an incentive stock option may subject a participant to, or increase a participant’s liability for, the alternative minimum tax.

•	Non-Qualified Options. A participant will not recognize income upon the grant of a non-qualified option or at any time before the exercise of the option or a portion of the option. When the participant exercises a non-qualified option or portion of the option, he or she will recognize compensation taxable as ordinary income in an amount equal to the excess of the fair market value of our common stock on the date the option is exercised over the price paid for the stock, and we will then be entitled to a corresponding deduction.

     Depending upon the time period for which shares of our common stock are held after exercising an option, the sale or other taxable disposition of shares acquired by exercising a non-qualified option generally will result in a short- or long-term capital gain or loss equal to the difference between the amount realized on the disposition and the fair market value of such shares when the non-qualified option was exercised.

     Special rules apply to a participant who exercises a non-qualified option by paying the exercise price, in whole or in part, by selling back to us shares of our common stock already held by the participant and to a participant who is subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934.

Life Insurance

     We have purchased “key man” life insurance policy in the amount of $500,000 for Mr. Allen. Georgia Trust Bancshares is the beneficiary of this policy.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the shares of the Company’s common stock owned as of March 28, 2005, (i) by each person who beneficially owned more than 5% of the shares of the Company’s common stock, (ii) by each of the Company’s directors and the Company’s executive officers named in the summary compensation table above, and (iii) by all of the Company’s directors and executive officers as a group.

	Shares of Common
	Stock Beneficially	Percentage of
Name	Owned	Outstanding Shares
Ronald D. Adamson	50,000	2.77
J. Michael Allen	30,000	1.67
L. Myron Cantrell	30,000	1.67
J. Dave DeVenny	7,500	*
Michael L. Jordan	50,000	2.77
Charles D. Robinson	50,000	2.77
William E. Smith	50,000	2.77
Marvin Tibbetts, III	8,000	*
James J. Tidwell	50,000	2.77
Michael E. Townsend	50,000	2.77
All directors and executive officers as a group (10 persons)	375,500	20.86

*	less than 1%

(1)	Determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Equity Compensation Plan Information

     The following table gives information about shares of our common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2004.

Equity Compensation Plan Information

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in 1st column)
Plan Category
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders(1)	-0-	—	270,000

Total	-0-	N/A	270,000

(1)	Includes securities available for future issuance under the Georgia Trust Bancshares, Inc. 2004 Stock Option Plan, which plan will be presented for shareholder approval at the 2005 Annual Meeting of Shareholders.

(2)	As of December 31, 2004, no options were outstanding.

Item 12. Certain Relationships and Related Transactions

     We expect to enter into banking and other business transactions in the ordinary course of business with our organizers, directors and officers, including members of their families or corporations, partnerships or other organizations in which these organizers, directors and officers have a controlling interest. If transactions between Georgia Trust Bancshares or Georgia Trust Bank and any of our organizers, directors or officers occur, the transaction:

•	will be on substantially the same terms, including price or interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated parties, and any banking transactions will not be expected to involve more than the normal risk of collectibility or present other unfavorable features to us;

•	will be on terms no less favorable than could be obtained from an unrelated third party; and

•	will be approved by a majority of the directors, including a majority of the directors who do not have an interest in the transaction.

PART IV

Item 13. Exhibits

     (a)    Exhibits. Periodic reports, registration statements and other information filed by the Company with the SEC pursuant to the informational requirements of the Securities Act of 1993, as amended and the Securities Exchange Act of 1934, as amended may be inspected and copied at the SEC’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549, and the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) that makes available reports, proxy statements and other information regarding the Company.

Exhibit
Number		Description

3.	1	Articles of Incorporation of Georgia Trust Bancshares, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 (File No. 333-11652)).

3.	2	Bylaws of Georgia Trust Bancshares, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 (File No. 333-11652)).

4.	1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form SB-2 (File No. 333-11652)).

4.	2	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock

4.	3	Form of Organizer Warrant Agreement (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form SB-2 (File No. 333-11652)).

10.	1	Purchase and Sale Agreement between the Company and DEC Mall of Georgia Court, LLC, dated July 14, 2004 (our organizers) (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form SB-2 (File No. 333-11652)).

10.	2*	Employment Agreement, dated March 10, 2004 by and among Georgia Trust Bank (Proposed), Georgia Trust Bancshares, Inc. and J. Michael Allen. (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form 5B-2 (File No. 333-11652))

10.	3*	Georgia Trust Bancshares, Inc. 2004 Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form SB-2 (File No. 333-11652)).*

10.	4	Form of Organizer Warrant Agreement (contained in Exhibit 4.3)

21.	1	Subsidiaries of the Registrant

Exhibit
Number		Description

24.	1	Power of Attorney (contained on the signature page of this Report).

31.	1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.	2	Rule 13a – 14(a) Certification of the Chief Financial Officer.

32.	1	Section 1350 Certifications.

*	Compensation Plan or Arrangement required to be listed as an exhibit to Form 10-KSB.

Item 14. Principal Accountant Fees and Services

     Mauldin & Jenkins LLC was our independent auditor during the fiscal year ended December 31, 2004. The board of directors has recommended Mauldin & Jenkins LLC to continue as our independent certified public accountants for the fiscal year ending December 31, 2005. The following table shows the fees that we paid for services performed in the fiscal year ended December 31, 2004:

Year Ended
December 31, 2004
Audit Fees	$11,000
Audit Related Fees	$-0-
Tax Fees	$1,200
All Other Fees	$-0-

Total	$12,200

     Audit Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during our 2004 fiscal year for the audit of our annual financial statements and the review of financial statements included in our registration statement filed in connection with our initial public offering of shares of common stock.

     Audit-Related Fees. This category includes the aggregate fees billed for non-audit services, exclusive of the fees disclosed relating to audit fees, during the fiscal year ended December 31, 2004. These services principally include the assistance and issuance of consents for various filings with the SEC.

     Tax Fees. This category includes the aggregate fees billed for tax services rendered in the preparation of our federal and state income tax returns.

     All Other Fees. This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered during the fiscal year 2004. The audit committee concluded that the provision of the non-audit services provided by Mauldin & Jenkins LLC was compatible with maintaining the principal accountant’s independence.

     Oversight of Accountants; Approval of Accounting Fees. The board of directors approves an annual budget for professional audit fees that includes all fees paid to the independent auditors.

GEORGIA TRUST BANCSHARES, INC.
(A Development Stage Company)

FINANCIAL REPORT

DECEMBER 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Georgia Trust Bancshares, Inc.
Buford, Georgia

     We have audited the accompanying balance sheet of Georgia Trust Bancshares, Inc., a development stage company, as of December 31, 2004, and the related statements of operations, stockholders’ deficit and cash flows for the period from February 25, 2004, date of inception, to December 31, 2004. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Georgia Trust Bancshares, Inc., a development stage company, as of December 31, 2004, and the results of its operations and its cash flows for the period from February 25, 2004, date of inception, to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ MAULDIN & JENKINS, LLC

Atlanta, Georgia March 14, 2005, except for Note 6, as to which the date is March 18, 2005

GEORGIA TRUST BANCSHARES, INC.
(A Development Stage Company)

BALANCE SHEET
DECEMBER 31, 2004

Assets
Cash	$5,554
Restricted cash	9,531,586
Premises and equipment (net of accumulated depreciation of $4,718)	22,712
Other assets	60,519

Total assets	$9,620,371

Liabilities and Stockholders’ Deficit
Liabilities:
Line of credit	$494,000
Accounts payable	39,245
Subscribers’ deposits	9,512,300

Total liabilities	10,045,545

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $1 par value; 10,000,000 shares authorized; 10 shares issued and outstanding	10
Surplus	90
Deficit accumulated during the development stage	(425,274)

Total stockholders’ deficit	(425,174)

Total liabilities and stockholders’ deficit	$9,620,371

See Notes to Financial Statements.

GEORGIA TRUST BANCSHARES, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS
FOR THE PERIOD FROM FEBRUARY 25, 2004, DATE OF INCEPTION,
TO DECEMBER 31, 2004

Expenses
Professional and consulting fees	$73,391
Personnel expenses	222,813
Application fees	20,442
Equipment and occupancy expenses	33,387
Interest expense	5,525
Other operating expenses	69,716

Total expenses	425,274

Net loss	$(425,274)

Losses per share	$(42,527)

See Notes to Financial Statements.

GEORGIA TRUST BANCSHARES, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM FEBRUARY 25, 2004, DATE OF INCEPTION,
TO DECEMBER 31, 2004

				Deficit
				Accumulated
				During the	Total
	Common Stock			Development	Stockholders’
	Shares	Par Value	Surplus	Stage	Deficit
Balance, February 25, 2004 (date of inception)	—	$—	$—	$—	$—
Net loss	—	—	—	(425,274)	(425,274)
Issuance of common stock	10	10	90	—	100

Balance, December 31, 2004	10	$10	$90	$(425,274)	$(425,174)

See Notes to Financial Statements.

GEORGIA TRUST BANCSHARES, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 25, 2004, DATE OF INCEPTION,
TO DECEMBER 31, 2004

OPERATING ACTIVITIES
Net loss	$(425,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,718
Net other operating activities	(10,519)

Net cash used in operating activities	(431,075)

INVESTING ACTIVITIES
Purchase of premises and equipment	(7,471)
Increase in earnest money deposits	(50,000)

Net cash used in investing activities	(57,471)

FINANCING ACTIVITIES
Proceeds from line of credit	494,000
Proceeds from issuance of common stock	100

Net cash provided by financing activities	494,100

Net increase in cash	5,554
Cash at beginning of period	—

Cash at end of period	$5,554

NONCASH TRANSACTION
Liability incurred for purchase of premises and equipment	$19,959
SUPPLEMENTAL DISCLOSURES
Stock subscription proceeds held in escrow	$9,512,300
Unrecognized interest income credited to escrow	$19,286

See Notes to Financial Statements.

GEORGIA TRUST BANCSHARES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

Georgia Trust Bancshares, Inc. (the “Company”) was incorporated to organize and serve as the holding company for Georgia Trust Bank (the “Bank”), a state bank in organization in Gwinnett County, Georgia. On May 12, 2004, an application was filed for approval of the organization of the Bank with the Georgia Department of Banking and Finance (the “DBF”) and with the Federal Deposit Insurance Corporation (the “FDIC”) for insurance of the Bank’s deposits. Subsequent to obtaining approval of the FDIC application, the Company filed an application with the Board of Governors of the Federal Reserve System and the DBF to become a bank holding company. This application was approved on December 30, 2004, which subsequently allowed the Company to acquire all of the capital stock of the Bank in 2005.

The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises, as it devotes substantially all its efforts to establishing a new business.

Activities since inception have consisted primarily of the Bank’s organizers engaging in organizational and preopening activities necessary to obtain regulatory approvals and to prepare to commence business as a financial institution.

Significant Accounting Policies

Basis of Presentation:

The financial statements have been prepared on the accrual basis in accordance with U.S. generally accepted accounting principles. Significant accounting policies are as follows:

Organization and Stock Offering Costs

Organization costs have been and will be expensed as incurred in accordance with U.S. generally accepted accounting principles. Additional costs are expected to be incurred for organization costs and stock offering costs related to the organization the Bank. Stock offering costs will be charged to capital surplus upon completion of the Company’s stock offering.

Upon completion of the stock offering and receipt of all required approvals to begin business, the Bank will assume all assets and liabilities of the Company that are directly related to the organization of the Bank.

NOTES TO FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Accounting Policies (Continued)

Premises and Equipment

Premises and equipment is stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the assets.

Income Taxes

The Company will be subject to federal and state income taxes when taxable income is generated. No income taxes have been accrued because of operating losses incurred during the preopening period.

Stock-Based Compensation

The Company intends to issue stock options to its President/Chief Executive under an employee agreement and stock warrants to directors under warrant agreements. The Company will account for these options and warrants in accordance with U.S. generally accepted accounting principles.

Losses Per Share

Losses per share are computed by dividing net loss by the number of shares outstanding.

Fiscal Year

The Company and Bank have adopted a calendar year for both financial reporting and tax reporting purposes.

NOTES TO FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Accounting Policies (Continued)

Recent Accounting Developments

In December 2004, the FASB published Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)” or the “Statement”). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance (APB 25).

The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Company will be required to apply FAS 123(R) as of the beginning of its first interim period that begins after December 15, 2005, which will be the year ending December 31, 2006.

FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, and entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date. An entity will have the further option to either apply the Statement to only the quarters in the period of adoption and subsequent periods, or apply the Statement to all quarters in the fiscal year of adoption. Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for periods presented in accordance with the original provisions of Statement No. 123.

NOTES TO FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Accounting Policies (Continued)

Recent Accounting Developments (Continued)

The Company has not completed its study of the transition methods or made any decisions about how it will adopt FAS 123(R). The impact of this Statement on the Company in fiscal 2006 and beyond will depend upon various factors, among them being our future compensation strategy.

NOTE 2.	LINE OF CREDIT

To facilitate its formation, the Company established a $600,000 line of credit with an independent bank for the purpose of paying organization and pre-opening expenses, and the expenses of the Company’s common stock offering. The line of credit bears interest at the lender’s prime rate less 1.00% (4.25% at December 31, 2004) which is payable monthly and matures on March 11, 2005. The line of credit is guaranteed by each of the Company’s ten organizers.

NOTE 3.	COMMON STOCK OFFERING

The Company offered a minimum of 1,060,000 and a maximum of 1,800,000 shares in its initial offering of common stock at an offering price of $10 per share. The Company capitalized the Bank on March 1, 2005 with 12,500,000 in order to meet expected regulatory conditions for approval of the Bank’s charter. The offering closed on March 11, 2005.

Restricted cash and subscribers’ deposits in the accompanying balance sheet consist of proceeds from the Company’s stock offering. The funds were held in escrow until the minimum amount of capital was raised to receive regulatory approval of the Bank’s charter. As of December 31, 2004, proceeds from the sale of 951,230 shares of common stock had been deposited with the escrow agent. The funds were released by the escrow agent to the Company on January 21, 2005.

NOTES TO FINANCIAL STATEMENTS

NOTE 4.	STOCK OPTIONS AND WARRANTS

Upon the formation and capitalization of the Bank, and as a condition of the President/Chief Executive Officer’s employment agreement, he will receive 40,000 performance stock options. The options will vest over a five year period in equal increments subject to the Bank meeting performance goals to be established by the Board of Directors. Vested options may be exercised during the ten year period following the date of grant at an exercise price of $10.

Based upon the intention of the Company’s organizers to purchase 368,000 shares of stock in the offering, it is expected that the organizers will be granted warrants to purchase an aggregate of 368,000 shares of common stock. The warrants will vest over a three year period and may be exercised within ten years from the date the Bank opens for business at an exercise price of $10.

NOTE 5.	COMMITMENTS AND CONTINGENCIES

Employee Agreement

The Company has entered into an employee agreement with its President/Chief Executive Officer with an initial term of three years that requires an annual salary of $120,000 during the organizational period. The annual salary will be adjusted to a total of $135,000 subsequent to the date the Bank opens for business. This officer may receive annual salary increases and performance bonuses as determined by the Board of Directors.

Leases

The Company is currently operating in temporary office facilities under a six month operating lease agreement for $2,530 per month. The Company is also leasing the furniture and equipment in the office under a six month operating lease agreement for $1,134 per month. Total rental expense incurred through December 31, 2004 was $24,899.

Purchase Agreement

On July 14, 2004, the Company entered in to a land sales agreement to purchase a site for the Bank’s main office. The total purchase price is $1,400,000 and the Company paid $50,000 in earnest money for this purchase, which is included in other assets on the balance sheet.

NOTES TO FINANCIAL STATEMENTS

NOTE 6.	SUBSEQUENT PURCHASE AGREEMENT

On March 18, 2005, the Company entered in to a land sales agreement to purchase a site for the Bank’s branch office in Cobb County. The total purchase price is $742,000 and the Company paid $25,000 in earnest money for this purchase.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, in the City of Buford, State of Georgia, on March 31, 2005.

GEORGIA TRUST BANCSHARES, INC.

/s/ J. Michael Allen

J. Michael Allen
President and Chief Executive Officer

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints J. Michael Allen and J. Dave DeVenny and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     In accordance with the requirements of the Securities Act of 1933, as amended, this Report was signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Michael Allen J. Michael Allen	Director, President and Chief Executive Officer (principal executive officer)	March 31, 2005

/s/ J. Dave DeVenny J. Dave DeVenny	Senior Vice President & Chief Financial Officer (principal financial and accounting officer)	March 31, 2005

/s/ Ronald D. Adamson Ronald D. Adamson	Director	March 31, 2005

/s/ L. Myron Cantrell L. Myron Cantrell	Director	March 31, 2005

/s/ Michael L. Jordan Michael L. Jordan	Director	March 31, 2005

/s/ Charles D. Robinson Charles D. Robinson	Director	March 31, 2005

/s/ William E. Smith William E. Smith	Director	March 31, 2005

Signature	Title	Date

/s/ Marvin Tibbetts, III Marvin Tibbetts, III	Director	March 31, 2005

/s/ James J. Tidwell James J. Tidwell	Director	March 31, 2005

Michael E. Townsend	Director