Form 10QSB
period 2005-03-31
Georgia Trust Bancshares, Inc.
filed 2005-05-16
CIK 1295195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                     to

Commission File No. 333-116852

GEORGIA TRUST BANCSHARES, INC.

(Exact name of small business issuer as specified in its charter)

Georgia (State of Incorporation)	34-1985678 (I.R.S. Employer Identification Number)

2725 Mall of Georgia Boulevard
Buford, Georgia 30519
(Address of Principal Executive Offices)

(770) 614-7644
(Issuer’s Telephone Number, Including Area Code)

3570 Financial Center Way, Suite 2
Buford, Georgia 30519
(Issuer’s Former Address)

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     As of May 13, 2005, there were 1,800,000 shares of the issuer’s common stock outstanding.

     Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis or Plan of Operation
Item 3. Controls and Procedures
PART II
OTHER INFORMATION
Item 2. Unregistered Sales of Securities and Use of Proceeds
Item 6. Exhibits
SIGNATURES
EX-10.5 PURCHASE AND SALE AGREEMENT DATED MARCH 18, 2005
EX-31.1 SECTION 302, CERTIFICATION OF THE CEO
EX-31.2 SECTION 302, CERTIFICATION OF THE CFO
EX-32.1 SECTION 906, CERTIFICATION OF THE CEO AND CFO

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

GEORGIA TRUST BANCSHARES, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET
MARCH 31, 2005
(Unaudited)

Assets
Cash	$27,373
Federal funds sold	15,918,000
Premises and equipment (net of accumulated depreciation of $ 7,798)	1,430,464
Other assets	50,173

Total assets	$17,426,010

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable	$22,525

Total liabilities	22,525

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $1 par value; 10,000,000 shares authorized; 1,800,000 shares issued and outstanding	1,800,000
Surplus	16,125,939
Deficit accumulated during the development stage	(522,454)

Total stockholders’ equity	17,403,485

Total liabilities and stockholders’ equity	$17,426,010

See Notes to Consolidated Financial Statements.

GEORGIA TRUST BANCSHARES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2005 AND
PERIOD FROM FEBRUARY 25, 2004, DATE OF INCEPTION,
TO MARCH 31, 2005
(Unaudited)

		Inception
	Three Months	(February 25,
	Ended	2004) to
	March 31, 2005	March 31, 2005
Interest income	$98,181	$98,181

Expenses
Interest expense	2,341	7,866
Personnel expenses	132,595	355,408
Equipment and occupancy expenses	21,062	54,449
Other operating expenses	39,363	202,912

Total expenses	195,361	620,635

Net loss	$(97,180)	$(522,454)

Losses per share	$(0.05)	$(0.29)

See Notes to Consolidated Financial Statements.

GEORGIA TRUST BANCSHARES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005 AND
PERIOD FROM FEBRUARY 25, 2004, DATE OF INCEPTION,
TO MARCH 31, 2005
(Unaudited)

		Inception
	Three Months	(February 25,
	Ended	2004) to
	March 31, 2005	March 31, 2005
OPERATING ACTIVITIES
Net loss	$(97,180)	$(522,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,080	7,798
Net other operating activities	(12,088)	(22,607)

Net cash used in operating activities	(106,188)	(537,263)

INVESTING ACTIVITIES
Increase in federal funds sold	(15,918,000)	(15,918,000)
Purchase of premises and equipment	(1,360,832)	(1,418,303)
Increase in earnest money deposits	(25,000)	(25,000)

Net cash used in investing activities	(17,303,832)	(17,361,303)

FINANCING ACTIVITIES
Proceeds from line of credit	106,000	600,000
Repayment of line of credit	(600,000)	(600,000)
Proceeds from issuance of common stock	17,925,839	17,925,839

Net cash provided by financing activities	17,431,839	17,925,839

Net increase in cash	21,819	27,273

Cash at beginning of period	5,554	—

Cash at end of period	$27,373	$27,273

NONCASH TRANSACTION

Liability incurred for purchase of premises and equipment	$—	$19,959

See Notes to Consolidated Financial Statements.

GEORGIA TRUST BANCSHARES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Activities since inception have consisted primarily of the Bank’s organizers engaging in organizational and preopening activities necessary to obtain regulatory approvals and to prepare to commence business as a financial institution. The Company expects to commence operations on May 16, 2005.

Significant Accounting Policies

Basis of Presentation:

The consolidated financial information for the Company included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

The financial statements have been prepared on the accrual basis in accordance with U.S. generally accepted accounting principles. Significant accounting policies are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Organization and Stock Offering Costs

Organization costs have been expensed as incurred in accordance with U.S. generally accepted accounting principles. Stock offering costs were charged to capital surplus upon completion of the Company’s stock offering.

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

Losses Per Share

Losses per share are computed by dividing net loss by the number of shares issued in the Company’s stock offering, or 1,800,000 shares.

Fiscal Year

The Company and Bank have adopted a calendar year for both financial reporting and tax reporting purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Accounting Policies (Continued)

Recent Accounting Developments

In December 2004, the FASB published Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS123(R)” or the “Statement”). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123 (R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance (APB 25).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Company offered a minimum of 1,060,000 and a maximum of 1,800,000 shares in its initial offering of common stock at an offering price of $10 per share. The Company capitalized the Bank on March 1, 2005 with $12,500,000 in order to meet expected regulatory conditions for approval of the Bank’s charter. The offering closed on March 11, 2005.

Item 2. Management’s Discussion and Analysis or Plan of Operation

     The purpose of the following discussion is to address information relating to the financial condition and results of operations of Georgia Trust Bancshares that may not be readily apparent from the unaudited financial statements and notes thereto, which begin on page 1 of this Report. This discussion should be read in conjunction with the information provided in our unaudited financial statements and notes thereto.

General

     During the period ended March 31, 2005, we were in the development stage. We anticipate that we will begin our banking operations on or about May 15, 2005. Georgia Trust Bancshares was incorporated on May 20, 2004 to serve as a holding company for Georgia Trust Bank. During the quarter ended March 31, 2005, our main activities were:

•	seeking, interviewing and selecting our officers;

•	completing our initial public offering; and

•	preparing our facilities to commence operations.

     On October 7, 2004, we began an initial public offering of a minimum of 1,060,000 shares and a maximum of 1,500,000 shares of the common stock of Georgia Trust Bancshares. On March 11, 2005, we completed our offering raising $18,000,000 by issuing 1,800,000 shares of our common stock in the offering.

Financial Results

     From January 1, 2005 through March 31, 2005, our net loss amounted to $ 97,180. Our financial statements and related notes, which are included in this Report, provide additional information relating to the discussion of our financial condition.

     We anticipate completing our organizational activities and beginning our banking operations on or about May 15, 2005. We will incur substantial expenses in establishing Georgia Trust Bank as a going concern, and we can give you no assurance that we will be profitable or that future earnings, if any, will meet the levels prevailing in the banking industry. Typically new banks are not profitable in their first year of banking operations and, in some cases are not profitable for several years. Our future results will be determined primarily by our ability to manage effectively interest income and expense, to minimize loan and investment losses, to generate non-interest income, and to control non-interest expenses. Since interest rates will be determined by market forces and economic conditions beyond our control, our ability to generate net interest income will be dependent upon our ability to maintain an adequate spread between the rate earned on earning assets, such as loans and investment securities, and the rate paid on interest-bearing liabilities, such as deposits and borrowing.

Liquidity and Interest Rate Sensitivity

     Organizational Period. During our organizational period, our cash requirements consisted principally of funding our pre-opening expenses, described above, as well as capital expenditures for the purchase, construction, furnishing and equipping of our initial Gwinnett County main office facility.

     From February 25, 2004 through January 21, 2005, our pre-opening expenses were funded through an organizing line of credit from Nexity Bank. The total amount available on the line of credit was $600,000. Each of our 10 organizers guaranteed the full amount of this loan, which bore interest at 1.0% less than the prime rate as published in the Money Rates section of The Wall Street Journal. On January 21, 2005, we repaid the outstanding balance on the line of credit of $600,000 by using a portion of the proceeds from our initial public offering.

     In addition, during our organizational period, we purchased a property in which we expect to construct our Gwinnett County banking facility, for a purchase price of $1,400,000. We expect that the costs of constructing, furnishing and equipping our Gwinnett County permanent office to be $2,650,000. We expect to incur estimated costs of $2,100,000 to purchase, furnish and equip our Cobb County facility. We are using a portion of the net proceeds from our initial public offering to fund the purchase, furnishing and equipping of our Cobb County facility.

     Commencement of Banking Operations. Since we were in the development stage as of March 31, 2005, there are no operating results to present at this time. Once we have begun our banking operations, net interest income, our primary source of earnings, will fluctuate with significant interest rate movements. To lessen the impact of these margin swings, we intend to structure our balance sheet so we will have regular opportunities to “reprice” or change the interest rates on our interest-bearing assets and liabilities. Imbalance in these repricing opportunities at any point in time constitutes interest rate sensitivity.

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

     Permanent Main Office and Branch Facilities. On July 14, 2004, we entered into an agreement to acquire a site for our Gwinnett County main office facility. On January 21, 2005, we closed on the purchase of the Gwinnett County facility when the subscription funds were released from the escrow account. We expect to begin construction of our Gwinnett County facility in the second quarter of 2005, with completion anticipated in the first quarter of 2006. Our permanent main office facility in Gwinnett County will consist of approximately 13,000 square feet. The estimated costs of constructing our permanent main office facility are $2,200,000. On March 18, 2005, we entered into an agreement to acquire a site for our Cobb County office facility. We expect to begin construction of our Cobb County facility in the third quarter of 2005, with completion anticipated in the first quarter of 2006. Our permanent office facility in Cobb County will consist of approximately 11,500 square feet. The estimated costs of constructing our permanent Cobb office are $1,200,000. We will operate our banking facilities from modular units located at the same address of our permanent facility until our permanent office in Gwinnett County and Cobb County are constructed.

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

Item 3. Controls and Procedures

     As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2005. There have been no significant changes in our internal controls over financial reporting during the first fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

     The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II

OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description
10.5	Purchase and Sale Agreement dated March 18, 2005 by and between Argonaut Associates Ltd. (L.P.) and Georgia Trust Bancshares, Inc.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, in the City of Buford, State of Georgia, on May 13, 2005.

GEORGIA TRUST BANCSHARES, INC.

/s/ J. Michael Allen

J. Michael Allen President and Chief Executive Officer

/s/ J. Dave DeVenny

J. Dave DeVenny Senior Vice President and Chief Financial Officer