Form 10QSB
period 2005-06-30
Georgia Trust Bancshares, Inc.
filed 2005-08-15
CIK 1295195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ___to___
Commission File No. 333-116852
GEORGIA TRUST BANCSHARES, INC.
(Exact name of small business issuer as specified in its charter)

Georgia	34-1985678
(State of Incorporation)	(I.R.S. Employer Identification Number)

2725 Mall of Georgia Boulevard
Buford, Georgia 30519
(Address of Principal Executive Offices)
(770) 614-7644
(Issuer’s Telephone Number, Including Area Code)
3570 Financial Center Way, Suite 2
Buford, Georgia 30519
(Issuer’s Former Address)

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     As of August 15, 2005, there were 1,800,000 shares of the issuer’s common stock outstanding.
     Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
GEORGIA TRUST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
JUNE 30, 2005
(Unaudited)

Assets
Cash and due from banks	$393,750
Federal funds sold	14,320,000

Loans	7,726,992
Less allowance for loan losses	84,997

Loans, net	7,641,995

Premises and equipment	1,585,674
Other assets	152,768

Total assets	$24,094,187

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$502,767
Interest-bearing	6,464,080

Total deposits	6,966,847
Other liabilities	15,636

Total liabilities	6,982,483

Commitments and contingencies

Stockholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—
Common stock, par value $1; 10,000,000 shares authorized; 1,800,000 shares issued and outstanding	1,800,000
Surplus	16,125,939
Accumulated deficit	(814,235)

Total stockholders’ equity	17,111,704

Total liabilities and stockholders’ equity	$24,094,187

See Notes to Consolidated Financial Statements.

GEORGIA TRUST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2005 AND 2004,
SIX MONTHS ENDED JUNE 30, 2005 AND
PERIOD FROM FEBRUARY 25, 2004, DATE OF INCEPTION,
TO JUNE 30,2004
(Unaudited)

				Inception
			Six Months	(February 25,
	Three Months Ended		Ended	2004) to
	June 30,		June 30,	June 30,
	2005	2004	2005	2004
Interest income
Loans	$79,192	$—	$79,192	$—
Deposits in banks	63	—	33,306	—
Federal funds sold	102,148	—	167,086	—

Total interest income	181,403	—	279,584	—

Interest expense
Deposits	19,241	—	19,241	—
Other borrowings	—	547	2,341	547

Total interest expense	19,241	547	21,582	547

Net interest income (expense)	162,162	(547)	258,002	(547)
Provision for loan losses	84,997	—	84,997	—

Net interest income (expense) after provision for loan losses	77,165	(547)	173,005	(547)

Other income
Service charges on deposit accounts	48	—	48	—
Other operating income	175	—	175	—

Total other income	223	—	223	—

Other expenses
Salaries and employee benefits	232,111	74,238	364,706	74,238
Occupancy and equipment expenses	23,054	10,336	44,116	12,330
Other operating expenses	114,003	53,450	153,366	73,872

Total other expenses	369,168	138,024	562,188	160,440

Net loss before income taxes	(291,780)	(138,571)	(388,960)	(160,987)

Income tax expense	—	—	—	—

Net loss	(291,780)	(138,571)	(388,960)	(160,987)

Basic losses per share	$(0.16)	$(0.08)	$(0.22)	$(0.09)

Diluted losses per share	$(0.16)	$(0.08)	$(0.22)	$(0.09)

Cash dividends per share	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

GEORGIA TRUST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2005 AND
PERIOD FROM FEBRUARY 25, 2004, DATE OF INCEPTION,
TO JUNE 30,2004
(Unaudited)

	2005	2004
OPERATING ACTIVITIES
Net loss	$(388,960)	$(160,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,489	881
Provision for loan losses	84,997	—
Increase in interest receivable	(32,315)	—
Increase in interest payable	3,859	—
Net other operating activities	(118,117)	(2,580)

Net cash used in operating activities	(441,047)	(162,686)

INVESTING ACTIVITIES
Net increase in federal funds sold	(14,320,000)	—
Net increase in loans	(7,726,992)	—
Purchase of premises and equipment	(1,522,451)	(5,977)

Net cash used in investing activities	(23,569,443)	(5,977)

FINANCING ACTIVITIES
Net increase in deposits	6,966,847	—
Proceeds from other borrowings	106,000	176,901
Repayment of other borrowings	(600,000)	—
Proceeds from issuance of common stock	17,925,839	100

Net cash provided by financing activities	24,398,686	177,001

Net increase in cash and due from banks	388,196	8,338

Cash and due from banks, beginning of period	5,554	—

Cash and due from banks, end of period	$393,750	$8,338

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:

Interest	$17,723	$547

NONCASH TRANSACTION

Liability incurred for purchase of premises and equipment	$—	$19,753
See Notes to Consolidated Financial Statements.

GEORGIA TRUST BANCSHARES, INC. AND SUBSIDIARY
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
The Company was a development stage company in prior periods as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises, as it devoted substantially all its efforts to establishing a new business. The Company commenced operations on May 16, 2005 and became an operating company during the period ended June 30, 2005.
Significant Accounting Policies
Basis of Presentation:
The consolidated financial information for the Company included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.
The results of operations for the six month period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.
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
Stock-Based Compensation
The Company issued stock options to its President/Chief Executive under an employee agreement and stock warrants to directors under warrant agreements. The Company will account for these options and warrants in accordance with U.S. generally accepted accounting principles. Because no options or warrants vested during any period presented, the Company has no pro forma stock compensation expense to disclose as required by SFAS No. 123, Accounting for Stock Based Compensation.
Losses Per Share
Losses per share are computed by dividing net loss by the number of shares issued in the Company’s stock offering, or 1,800,000 shares. The Company has no potential common shares that would have a dilutive effect on earning per share as of June 30, 2005.
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

Item 2. Management’s Discussion and Analysis or Plan of Operation
     The following is management’s discussion and analysis of certain significant factors which have affected the financial position and operating results of Georgia Trust Bancshares, Inc., a Georgia corporation, and its wholly owned bank subsidiary, Georgia Trust Bank (the “Bank”), during the period included in the accompanying consolidated financial statements.
Cautionary Notice Regarding Forward Looking Statements
     Some of the statements included in this Report, including matters discussed under the caption “Management’s Discussion and Analysis or Plan of Operation” are “forward-looking statements.” Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, potential economic growth in the primary service area of the Bank, future asset growth and capital ratios, the allowance for loan losses, the business strategies of the company and other statements that are not historical facts. The words “anticipate,” “estimate,” “project,” “intend,” “expect,” “believe,” “forecast” and similar expressions are also intended to identify the forward-looking statements, but some of these statements may use other phrasing. These forward-looking statements are not guarantees of future performance and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These factors include, among other things: (i) we lack an operating history from which to base an estimate of our future financial performance; (ii) we may be unable to implement key elements of our business strategy; (iii) we may be unable to retain key personnel; (iv) we may be impacted by general economic conditions and governmental monetary and fiscal policies; (v) we may face increased competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere; (vi) there may be a lack of sustained growth in the economies of Gwinnett and Cobb Counties, Georgia; (vii) we may experience rapid fluctuations in interest rates; (viii) we face risks related to changes in interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities, and other interest-sensitive assets and liabilities; and (ix) we may experience changes in the legislative and regulatory environment.
     Many of these factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. We disclaim any obligation to update or revise publicly or otherwise and forward-looking statements to reflect subsequent events, new information or future circumstances, except as required by law.
General
     Georgia Trust Bancshares was incorporated on May 20, 2004 to serve as a holding company for Georgia Trust Bank. On October 7, 2004, we began an initial public offering of a minimum of 1,060,000 shares and a maximum of 1,500,000 shares of the common stock of Georgia Trust Bancshares. On March 11, 2005, we completed our offering raising $18,000,000 by issuing 1,800,000 shares of our common stock in the offering. We used $ 12.5 million of the net proceeds from the offering to provide initial capital for the bank. The Bank commenced operations at its main office location on May 16, 2005. It is currently anticipated that we will commence operations at our branch office located in Cobb County, Georgia in September 2005.

Financial Condition
     We commenced our banking operations on May 16, 2005. Our total assets totaled $ 24,094,187 as of June 30, 2005. Deposit growth of $ 6,966,847 and net proceeds from the sale of common stock of $ 17,925,939 has been primarily invested in loans and overnight federal funds sold. Our ratio of loans to deposits was 110.9% at June 30, 2005. A loan to deposit ratio in excess of 100% is not uncommon for a de novo bank as we have invested a portion of our initial capital base in loans.
     Our total equity increased by $ 17,536,878  from December 31, 2004 to June 30, 2005, consisting of year-to-date net losses of $ 388,960 , offset by net proceeds from the sale of common stock of $ 17,925,939.
Results of Operations
     As stated above, our banking operations commenced on May 16, 2005, therefore our operating results from banking activities is limited to the six months ended June 30, 2005 and no comparisons to the periods ended June 30, 2004 are provided. Prior to May 16, 2005, we were in organization. During the organizational stage, we were focused on preparing the Bank to commence operations, raising our initial capital, hiring our personnel, preparation of our temporary banking facilities and other activities necessary to commence banking operations. We commenced our organizational activities on February 25, 2004, therefore, our results from operations for the period from February 25, 2004 to June 30, 2004 were primarily limited to salaries of our organizational employees and professional fees related to our organization and obtaining the Bank’s charter. Total pre-opening expenses incurred through June 30, 2004 totaled $ 160,987.
     Net Interest Income. Our net interest income was $ 162,162 and $ 258,002, respectively, for the three and six months ended June 30, 2005, that resulted in net interest margins of 3.67% and 3.31% for the same time periods. The net interest margin is computed by dividing net interest income, on an annualized basis, by average earning assets. Average earning assets were $17,684,842 for the quarter ended June 30, 2005. The average earning assets were substantially funded by average non-interest bearing funds consisting of funds from our initial stock offering and non-interest bearing demand deposits, and interest bearing certificates of deposit. We expect our net interest margin to increase as we continue to increase our loan portfolio.
     Provision for Loan Losses. The provision for loan losses for the three- and six-month periods ended June 30, 2005 was $ 84,997. The amounts provided are due to loan growth and our assessment of the inherent risk in the loan portfolio. Management believes that the $ 84,997 in the allowance for loan losses at June 30, 2005, or 1.10% of total net outstanding loans, is adequate to absorb known risks in the portfolio. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.
     Information with respect to nonaccrual, past due, restructured, and potential problem loans at June 30, 2005 is as follows:

Nonaccrual loans	$0
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	0
Restructured loans	0
Potential problem loans	0
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	0
Interest income that was recorded on nonaccrual and restructured loans	0
     Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on nonaccrual status, to become past due more than ninety days, or to be restructured.
     It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.
     Loans which may be classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. Management is not aware of any information that causes it to have serious doubts as to the ability of borrowers to comply with the loan repayment terms.
     Information regarding certain loans and allowance for loan loss data through June 30, 2005 is as follows (Dollars in Thousands):

Average amount of loans outstanding	$3,403

Balance of allowance for loan losses at beginning of period	$0

Loans charged off
Commercial and financial	0
Real estate mortgage	0
Installment	0

0

Loans recovered
Commercial and financial	0
Real estate mortgage	0
Installment	0

0

Net charge offs (recoveries)	0

Additions to allowance charged to operating expense during period	85

Balance of allowance for loan losses at end of period	$85

Ratio of net loans charged off during period to average loans outstanding	0%

     Allowance for Loan Losses. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management’s evaluation of the loan portfolio includes a loan classification program. Under the program, as each loan is made, we assign a loan grade. Each loan grade is assigned an allowance percentage determined based on our experience specifically and the historical experience of the banking industry generally. Loan classifications are then subject to periodic review by the responsible lending officers and by senior management based upon their judgment, current economic conditions that may affect the borrower’s ability to repay, lender requirements, the underlying collateral value of the loans and other appropriate information. Management relies predominantly on this ongoing review of the loan portfolio to assess the risk characteristics of the portfolio in the aggregate and to determine adjustments, if any, to our allowance for loan losses. Based upon this ongoing review, we may identify loans that could be impaired. A loan is considered impaired when it is probable that we will be unable to collect all principal and interest due in accordance with the contractual terms of the loan agreement. When we identify a loan as impaired, the allowance for loan losses is increased if we determine that the amount of impairment is in excess of the allowance determined under our loan classification program. We plan to maintain an allowance for loan losses of no less than 1.10% of outstanding loans at all times.
     Other Income. Other income was $ 223, for the three- and six-month periods ended June 30, 2005 and consisted of service charges on deposit accounts of $ 48 and miscellaneous income of $ 175 . There were no amounts of other income recognized as of June 30, 2004.
     Other Expenses. Other expenses for the six months ended June 30, 2005 totaled $ 562,188, due to salaries and employee benefits of $ 364,706, equipment and occupancy expenses of $ 44,116, and other operating expenses of $ 153,366. Salaries and employee benefits are due to related costs of 13 full time employees as of June 30, 2005 and to other annual salary costs and employee benefits. The equipment and occupancy expenses are due the depreciation of our banking facilities and other occupancy expenses. Other operating expenses are due to our overall growth since commencing operations and our start up expenses incurred during the first quarter of 2005 prior to commencing operations.
     Income Tax Expense. We have not recorded income tax expense for the six months ended June 30, 2005 due to cumulative operating losses recorded to date.
Off-Balance Sheet Risk
     In the future, we will be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments may include commitments to extend credit and standby letters of credit. Such commitments will involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.
     Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit will be represented by the contractual amount of those instruments. We will use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. As of June 30, 2005 we had no commitments to extend credit or letters of credit.
Liquidity and Capital Resources
     Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to nearly the same degree of control. We must maintain adequate liquidity to respond to short-term deposit withdrawals, maturities of short-term borrowings, loan demand and payment of operating expenses.
     We meet our liquidity needs through scheduled maturities of loans and investments and through pricing policies to attract interest-bearing deposits. Liquidity is measured by the net liquid assets to net deposits and short term liabilities ratio, which was 145% as of June 30, 2005. As loans increase, this ratio will go down.
     We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At June 30, 2005, unused lines of credit totaled approximately $2,000,000.
     At June 30, 2005, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios are as follows:

	Actual
	Bank	Minimum Regulatory Requirement
Leverage capital ratios	70.93%	4.00%
Risk-based capital ratios:
Core capital	117.21%	4.00
Total capital	118.02%	8.00
     These ratios will decline as asset growth continues, but are expected to exceed the minimum regulatory requirements.
     During the second quarter, we began construction of our permanent Gwinnett County facility, with completion anticipated in the first quarter of 2006. The estimated costs of constructing our permanent main office facility are $2,200,000. We expect to begin construction of our Cobb County facility in the third quarter, with completion anticipated in the first quarter of 2006. Our permanent office facility in Cobb County will consist of approximately 11,500 square feet. The estimated costs of constructing our permanent Cobb office are $1,200,000. We will operate our banking facilities from modular units located at the same address of our permanent facility until our permanent office in Gwinnett County and Cobb County are constructed. In July 2005, we closed on the purchase of the land for the Cobb office at a cost of $745,537.
     Other than as discussed above, we know of no trends, demands, commitments, events or uncertainties that should result in, or are reasonably likely to result in, our liquidity increasing or decreasing in any material way in the foreseeable future.

Critical Accounting Policies
     We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.
     We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion under the heading “Allowance for Loan Losses” that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.
Item 3. Controls and Procedures
     As of June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2005. There have been no significant changes in our internal controls over financial reporting during the first fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, in the City of Buford, State of Georgia, on August 15, 2005.

GEORGIA TRUST BANCSHARES, INC.
/s/ J. Michael Allen
J. Michael Allen
President and Chief Executive Officer (principal executive officer)

/s/ J. Dave DeVenny
J. Dave DeVenny
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications