Form 10QSB
period 2005-09-30
Georgia Trust Bancshares, Inc.
filed 2005-11-14
CIK 1295195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2005
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

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 14, 2005, there were 1,800,000 shares of the issuer’s common stock outstanding.
     Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
GEORGIA TRUST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005
(Unaudited)

Assets

Cash and due from banks	$1,367,910
Federal funds sold	4,680,000

Loans	18,035,694
Less allowance for loan losses	198,393

Loans, net	17,837,301

Premises and equipment	2,795,192
Other assets	142,082

Total assets	$26,822,485

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$1,495,772
Interest-bearing	8,414,652

Total deposits	9,910,424
Other liabilities	12,820

Total liabilities	9,923,244

Commitments and contingencies

Stockholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—
Common stock, par value $1; 10,000,000 shares authorized; 1,800,000 shares issued and outstanding	1,800,000
Surplus	16,125,939
Accumulated deficit	(1,026,698)

Total stockholders’ equity	16,899,241

Total liabilities and stockholders’ equity	$26,822,485

See Notes to Consolidated Financial Statements.

GEORGIA TRUST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004,
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND
PERIOD FROM FEBRUARY 25, 2004, DATE OF INCEPTION,
TO SEPTEMBER 30, 2004
(Unaudited)

				Inception
			Nine Months	(February 25,
	Three Months Ended		Ended	2004) to
	September 30,		September 30,	September 30,
	2005	2004	2005	2004
Interest income
Loans	$239,201	$—	$318,394	$—
Deposits in banks	—	—	33,306	—
Federal funds sold	77,096	—	244,182	—

Total interest income	316,297	—	595,882	—

Interest expense
Deposits	60,383	—	79,624	—
Other borrowings	—	1,784	2,341	2,331

Total interest expense	60,383	1,784	81,965	2,331

Net interest income (expense)	255,914	(1,784)	513,917	(2,331)
Provision for loan losses	113,396	—	198,393	—

Net interest income (expense) after provision for loan losses	142,518	(1,784)	315,524	(2,331)

Other income
Service charges on deposit accounts	761	—	809	—
Other operating income	3,031	—	3,206	—

Total other income	3,792	—	4,015	—

Other expenses
Salaries and employee benefits	239,479	60,695	604,185	134,933
Occupancy and equipment expenses	37,372	15,037	81,489	27,367
Other operating expenses	81,923	29,880	235,289	103,753

Total other expenses	358,774	105,612	920,963	266,053

Net loss before income taxes	(212,464)	(107,396)	(601,424)	(268,384)

Income tax expense	—	—	—	—

Net loss	(212,464)	(107,396)	(601,424)	(268,384)

Basic losses per share	$(0.12)	$(0.06)	$(0.33)	$(0.15)

Diluted losses per share	$(0.12)	$(0.06)	$(0.33)	$(0.15)

Cash dividends per share	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

GEORGIA TRUST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND
PERIOD FROM FEBRUARY 25, 2004, DATE OF INCEPTION,
TO SEPTEMBER 30, 2004
(Unaudited)

	2005	2004
OPERATING ACTIVITIES
Net loss	$(601,424)	$(268,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,661	2,776
Provision for loan losses	198,393	—
Increase in interest receivable	(54,531)	—
Increase in interest payable	7,871	—
Net other operating activities	(42,042)	(7,579)

Net cash used in operating activities	(480,072)	(273,187)

INVESTING ACTIVITIES
Net increase in federal funds sold	(4,680,000)	—
Net increase in loans	(18,035,694)	—
Purchase of premises and equipment	(2,784,141)	(7,471)

Net cash used in investing activities	(25,499,835)	(7,471)

FINANCING ACTIVITIES
Net increase in deposits	9,910,424	—
Proceeds from other borrowings	106,000	284,000
Repayment of other borrowings	(600,000)	—
Proceeds from issuance of common stock	17,925,839	100

Net cash provided by financing activities	27,342,263	284,100

Net increase in cash and due from banks	1,362,356	3,442

Cash and due from banks, beginning of period	5,554	—

Cash and due from banks, end of period	$1,367,910	$3,442

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:

Interest	$74,094	$2,331

NONCASH TRANSACTION

Liability incurred for purchase of premises and equipment	$—	$18,259
See Notes to Consolidated Financial Statements.

GEORGIA TRUST BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Nature of Business
Georgia Trust Bancshares, Inc. (the “Company”) was incorporated to organize and serve as the holding company for Georgia Trust Bank (the “Bank”), a state bank organized in Gwinnett County, Georgia. On May 12, 2004, an application was filed for approval of the organization of the Bank with the Georgia Department of Banking and Finance (the “DBF”) and with the Federal Deposit Insurance Corporation (the “FDIC”) for insurance of the Bank’s deposits. Subsequent to obtaining approval of the FDIC application, the Company filed an application with the Board of Governors of the Federal Reserve System and the DBF to become a bank holding company. This application was approved on December 30, 2004, which subsequently allowed the Company to acquire all of the capital stock of the Bank in 2005.
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
The results of operations for the nine month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.
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
Stock-Based Compensation
The Company has issued 58,500 stock options to various employees under option agreements and 368,000 stock warrants to directors under warrant agreements. The options and warrants have an exercise price of $10. Because no options or warrants vested during any period presented, the Company has no pro forma stock compensation expense to disclose as required by SFAS No. 123, Accounting for Stock Based Compensation.
Losses Per Share
Losses per share are computed by dividing net loss by the number of shares issued in the Company’s stock offering, or 1,800,000 shares. The Company has no potential common shares that would have a dilutive effect on earning per share as of September 30, 2005.
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
General
     Georgia Trust Bancshares was incorporated on May 20, 2004 to serve as a holding company for Georgia Trust Bank. On October 7, 2004, we began an initial public offering of a minimum of 1,060,000 shares and a maximum of 1,500,000 shares of the common stock of Georgia Trust Bancshares. We subsequently amended the terms of the offering to provide for a maximum offering of 1,800,000 shares of our common stock. On March 11, 2005, we completed our offering raising $18,000,000 by issuing 1,800,000 shares of our common stock in the offering. We used $ 12.5 million of the net proceeds from the offering to provide initial capital for the bank. The Bank commenced operations at its main office location on May 16, 2005. We commenced operations at our branch office located in Cobb County, Georgia on September 26, 2005.

Financial Condition
     We commenced our banking operations on May 16, 2005. Our total assets totaled $ 26,822,485 as of September 30, 2005. Deposit growth of $9,910,424 and net proceeds from the sale of common stock of $17,925,939 have been primarily invested in loans and overnight federal funds sold. Our ratio of loans to deposits was 181.9% at September 30, 2005. A loan to deposit ratio in excess of 100% is not uncommon for a de novo bank as we have invested a portion of our initial capital base in loans.
     Our total equity increased by $17,324,415 million from December 31, 2004 to September 30, 2005, consisting of year-to-date net losses of $601,424, offset by net proceeds from the sale of common stock of $17,925,939.
Results of Operations
     As stated above, our banking operations commenced on May 16, 2005, therefore our operating results from banking activities is limited to the nine months ended September 30, 2005 and no comparisons to the periods ended September 30, 2004 are provided. Prior to May 16, 2005, we were in organization. During the organizational stage, we were focused on preparing the Bank to commence operations, raising our initial capital, hiring our personnel, preparation of our temporary banking facilities and other activities necessary to commence banking operations. We commenced our organizational activities on February 25, 2004, therefore, our results from operations for the period from February 25, 2004 to September 30, 2004 were primarily limited to salaries of our organizational employees and professional fees related to our organization and obtaining the Bank’s charter. Total pre-opening expenses incurred through September 30, 2004 totaled $268,384.
     Net Interest Income. Our net interest income was $255,914 and $513,917 respectively, for the three and nine months ended September 30, 2005, that resulted in net interest margins of 4.74% and 3.90% for the same time periods. The net interest margin is computed by dividing net interest income, on an annualized basis, by average earning assets. Average earning assets were $21,598,134 for the quarter ended September 30, 2005. The average earning assets were substantially funded by non-interest bearing funds consisting of funds from our initial stock offering and non-interest bearing demand deposits, and interest bearing certificates of deposit.
     Provision for Loan Losses. The provision for loan losses for the three- and nine-month periods ended September 30, 2005 was $113,396 and $198,393 respectively. The amounts provided are due to loan growth and our assessment of the inherent risk in the loan portfolio. Management believes that the $198,393 in the allowance for loan losses at September 30, 2005, or 1.10% of total net outstanding loans, is adequate to absorb known risks in the portfolio. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.
     Information with respect to nonaccrual, past due, restructured, and potential problem loans at September 30, 2005 is as follows:

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
     Information regarding certain loans and allowance for loan loss data through September 30, 2005 is as follows (Dollars in Thousands):

Average amount of loans outstanding	$10,513

Balance of allowance for loan losses at beginning of period	$0

Loans charged off
Commercial and financial	0
Real estate mortgage	0
Installment	0

Loans recovered
Commercial and financial	0
Real estate mortgage	0
Installment	0

Net charge offs (recoveries)	0

Additions to allowance charged to operating expense during period	198

Balance of allowance for loan losses at end of period	$198

Ratio of net loans charged off during period to average loans outstanding	0%

     Allowance for Loan Losses. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management’s evaluation of the loan portfolio includes a loan classification program. Under the program, as each loan is made, we assign a loan grade. Each loan grade is assigned an allowance percentage determined based on our experience specifically and the historical experience of the banking industry generally. Loan classifications are then subject to periodic review by the responsible lending officers and by senior management based upon their judgment, current economic conditions that may affect the borrower’s ability to repay, lender requirements, the underlying collateral value of the loans and other appropriate information. Management relies predominantly on this ongoing review of the loan portfolio to assess the risk characteristics of the portfolio in the aggregate and to determine adjustments, if any, to our allowance for loan losses. Based upon this ongoing review, we may identify loans that could be impaired. A loan is considered impaired when it is probable that we will be unable to collect all principal and interest due in accordance with the contractual terms of the loan agreement. When we identify a loan as impaired, the allowance for loan losses is increased if we determine that the amount of impairment is in excess of the allowance determined under our loan classification program. We plan to maintain an allowance for loan losses of no less than 1.10% of outstanding loans until more historical data is available.
     Other Income. Other income was $4,015 for the nine-month period ended September 30, 2005 and consisted of service charges on deposit accounts of $809 and miscellaneous income of $3,206. There were no amounts of other income recognized as of September 30, 2004.
     Other Expenses. Other expenses for the nine months ended September 30, 2005 totaled $920,963, due to salaries and employee benefits of $604,185, equipment and occupancy expenses of $81,489, and other operating expenses of $235,289. Salaries and employee benefits are due to related costs of 19 full time employees as of September 30, 2005 and to other annual salary costs and employee benefits. The equipment and occupancy expenses are due the depreciation of our banking facilities and other occupancy expenses. Other operating expenses are due to our overall growth since commencing operations and our start up expenses incurred during the first quarter of 2005 prior to commencing operations.
     Income Tax Expense. We have not recorded income tax expense for the nine months ended September 30, 2005 due to cumulative operating losses recorded to date.
Off-Balance Sheet Risk
     We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.
     Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. As of September 30, 2005 we had commitments to extended credit in the amount of $545,000. As of September 30, 2005 we had no commitments to extend letters of credit.

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
     We meet our liquidity needs through scheduled maturities of loans and investments and through pricing policies to attract interest-bearing deposits. Liquidity is measured by the net liquid assets to net deposits and short term liabilities ratio, which was 51.73% as of September 30, 2005. As loans increase, this ratio will go down.
     We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At September 30, 2005, unused lines of credit totaled approximately $2,000,000.
     At September 30, 2005, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios are as follows:

	Actual
		Minimum
		Regulatory
	Bank	Requirement
Leverage capital ratios	55.05%	4.00%
Risk-based capital ratios:
Core capital	79.88%	4.00
Total capital	81.18%	8.00
     These ratios will decline as asset growth continues, but are expected to exceed the minimum regulatory requirements.
     During the second quarter, we began construction of our permanent Gwinnett County facility, with completion anticipated in the first quarter of 2006. The estimated costs of constructing our permanent main office facility are $2,200,000. We began construction of our Cobb County facility in the third quarter, with completion anticipated in the first quarter of 2006. Our permanent office facility in Cobb County will consist of approximately 11,500 square feet. The estimated costs of constructing our permanent Cobb office are $1,900,000. We are operating our banking facilities from modular units located at the same address of our permanent facility until our permanent office in Gwinnett County and Cobb County are constructed.
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
Item 3. Controls and Procedures
     As of September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2005. There have been no significant changes in our internal controls over financial reporting during the first fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, in the City of Buford, State of Georgia, on November 14, 2005.

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