Form 10KSB
period 2005-12-31
Georgia Trust Bancshares, Inc.
filed 2006-03-31
CIK 1295195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 333-116852

GEORGIA TRUST BANCSHARES, INC.

(Name of Small Business Issuer in Its Charter)

Georgia	6021	34-1985678
(State or other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

2725 Mall of Georgia Boulevard Buford, Georgia	30519
(Address of Principal Executive Offices)	(Zip Code)

(770) 614-7644

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The issuer’s revenue for its most recent fiscal year was approximately $1,159,219.

The aggregate market value of the common stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on March 29, 2006 was $12,904,580. This calculation is based upon an estimate of the fair market value of the common stock of $10.00 per share, which was the price of the last trade of which management is aware prior to this date. There is not an active trading market for the common stock and it is not possible to identify precisely the market value of the common stock.

As of March 29, 2006, 1,800,000 shares of common stock were issued and outstanding.

Transitional Small Business Disclosure Format. (Check one):    Yes  ☐    No  ☒

PART I

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment;

•	general economic conditions, either nationally or regionally and especially in our primary service areas, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	the level of the allowance for loan loss;

•	the rate of delinquencies and amounts of charge-offs;

•	the rates of loan growth;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	changes in monetary and tax policies;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities;

•	changes in the securities markets; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, particularly in light of the fact that we are a new company with little operating history. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this Report might not occur.

Item 1. Description of Business

General

Georgia Trust Bancshares was incorporated as a Georgia corporation on May 20, 2004 to serve as a bank holding company for Georgia Trust Bank. Georgia Trust Bank commenced operations at its main office located in Gwinnett County, Georgia on May 16, 2005 and commenced operations at its branch office located in Cobb County, Georgia on September 26, 2005. Georgia Trust Bank performs banking services customary for full service banks of similar size and character. Such services include making consumer loans, real estate loans, commercial loans and commercial leases, providing other banking services, such as cash management services, travelers checks, and maintaining deposit accounts such as checking accounts, money market accounts, and a variety of certificates of deposit and IRA accounts.

Market Area and Competition

Primary Service Area. Georgia Trust Bank’s primary service areas are Gwinnett County and Cobb County, Georgia. Our primary service areas represent a geographic area that includes the city of Buford, Georgia and the city of Kennesaw, Georgia. Located 37 miles northeast and 27 miles northwest, respectively, of Atlanta and 49 miles from each other, Gwinnett County and Cobb County have experienced rapid growth over the last decade. Highways I-85 and I-985 run through Gwinnett County and Highways I-75, I-285, I-20 and I-575 run through Cobb County. Gwinnett County is home to the Mall of Georgia which his expected to continue to drive residential and commercial growth in the area. Cobb County is home to Kennesaw State University, Six Flags Over Georgia and the White Water Amusement Park.

We believe that Gwinnett County and Cobb County present a growing and diversified economic environment that will continue to support the growth of our business. As a community bank, Georgia Trust Bank is designed to serve the needs of the citizens and businesses within this growing economy.

Competition. The banking business is highly competitive. Georgia Trust Bank competes with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in its primary service area. As of June 30, 2005, the latest date for which information is available, Gwinnett County is served by 37 insured financial institutions operating a total of 193 retail branches while Cobb County is served by 31 insured financial institutions operating a total of 182 retail branches. A number of these competitors are well established in our two primary service areas.

According to the FDIC, bank and thrift deposits in Gwinnett County grew from approximately $4,197,000 in June 1997 to approximately $9,367,000 in June 2005, an increase of approximately 123% while bank and thrift deposits in Cobb County grew from approximately $4,127,000 in June 1997 to approximately $8,074,000 in June 2005, an increase of approximately 96%.

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

We recognize that most of our competitors have substantially greater resources and lending limits than we have and provide other services, such as extensive and established branch networks and trust services, which we currently do not provide. As a result of these competitive factors, we may have to pay higher interest rates to attract depositors or extend credit with lower interest rates to attract borrowers. However, we attempt to minimize these competitive factors and attract new banking relationships by offering our customers a personalized approach to banking.

A number of large national and regional institutions have entered or expanded in our two primary service areas as a result of the acquisition of smaller community banks. A number of these large national and regional institutions are well established within our two primary service areas, holding over 50% of deposits on a combined basis within each of the Gwinnett County and Cobb County areas as of June 30, 2005. These large national and regional institutions include SunTrust Bank, Bank of America and Wachovia.

With respect to these large national and regional institutions, many of the customer service functions, as well as authority for loan approval, are located outside of our two primary service areas. We believe an attractive opportunity exists for a bank that positions itself as a locally-owned community bank headquartered in Gwinnett County. We differentiate Georgia Trust Bank from our competitors primarily through our active calling programs for directors and officers, our involvement in the communities we serve, the quality and experience of our staff and our convenient office locations.

Lending Services

General. Georgia Trust Bank provides a range of lending services, emphasizing real estate-related loans, including construction loans for residential and commercial properties, and primary and secondary mortgage loans for the acquisition or improvement of personal residences, as well as commercial loans to small- and medium-sized businesses and professional concerns and consumer loans to individuals.

Lending Policy. We attempt to avoid concentrations of loans to a single industry or based on a single type of collateral. To address the risks inherent in making loans, we maintain an allowance for loan losses based on, among other things, an evaluation of our loan loss experience, the amount of past due and nonperforming loans, current and anticipated economic changes and the values of certain loan collateral. Based upon such factors, our management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for potential loan losses based upon a percentage of the outstanding balances and for specific loans. However, because there are certain risks that cannot be precisely quantified, management’s judgment of the allowance is necessarily an approximation and imprecise. The adequacy and methodology of our allowance for loan losses is subject to regulatory examination and compared to a peer group of financial institutions identified by the bank’s regulatory agencies.

Loan Approval and Review. Our loan approval policies provide for various levels of officer lending authority. When the amount of total loans to a single borrower exceeds that individual officer’s lending authority, either an officer with a higher lending limit or the bank’s loan committee determines whether to approve the loan request. We do not make any loans to any of our directors or executive officers unless our Board of Directors first approves the loan, and the terms of the loan are no more favorable than would be available to any comparable borrower. We may make small loans to our directors and executive officers without the prior approval of our Board of Directors, in accordance with regulatory limits for such loans.

Lending Limits. Our lending activities are subject to a variety of lending limits imposed by law. Differing limits apply in some circumstances based on the type of loan or the nature of the borrower, including the borrower’s relationship to Georgia Trust Bank. In general, however, we are able to loan any one borrower a maximum amount equal to either:

•	15% of Georgia Trust Bank’s statutory capital base if the loan is not fully secured; or

•	25% of Georgia Trust Bank’s statutory capital base if the entire amount of the loan is fully secured.

The actual dollar amount of these limits will increase or decrease as our capital increases or decreases as a result of our earnings or losses, among other reasons. We may sell participations in our loans to other financial institutions in order to meet all of the lending needs of loan customers.

Credit Risks. The principal economic risk associated with each category of loans that we make is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the relevant business market segment. General economic factors affecting a borrower’s ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower’s customers, suppliers and employees.

With respect to real estate loans generally, the ability of a borrower to repay a real estate loan will depend upon a number of economic factors, including employment levels and fluctuations in the value of real estate. In the case of a real estate purchase loan, the borrower may be unable to repay the loan at the end of the loan term and may thus be forced to refinance the loan at a higher interest rate, or, in certain cases, the borrower may default as a result of its inability to refinance the loan. In either case, the risk of nonpayment by the borrower is increased. In the case of a real estate construction loan, there is generally no income from the underlying property during the construction period, and the developer’s personal obligations under the loan are typically limited. Each of these factors increases the risk of nonpayment by the borrower. The marketability of all real estate loans, including adjustable rate mortgage loans, is also generally affected by the prevailing level of interest rates.

The well established financial institutions in our two primary service areas are likely to make proportionately more loans to medium- to large-sized businesses than we will make. Many of our anticipated commercial loans are made to small- to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than large borrowers. Our commercial loan portfolio consists of loans to individual, partnership and corporate borrowers that are primarily located in Gwinnett County or Cobb County. Accordingly, our commercial borrowers reflect the diversified businesses of our two primary service areas and principally include service, retail trade and manufacturing firms. The risks associated with commercial loans depend to a large extent upon various economic factors, including the strength of the economy in each of our two primary service areas and the ability of our commercial borrowers to properly evaluate and respond to a changing marketplace. In addition, our commercial borrowers will likely face risks related specifically to the unique nature of their businesses. For example, service and retail trade firms may incur risks associated with labor shortages and consumer preference changes, while manufacturing firms may incur risks associated with raw material and labor shortages, as well as currency fluctuations.

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

Real Estate Loans. Georgia Trust Bank offers commercial real estate loans, construction and development loans, and residential real estate loans. These loans include some commercial loans where we take a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan, but exclude home equity loans, which are classified as consumer loans.

•	Commercial Real Estate. Our commercial real estate loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, with an origination fee generally being charged on each loan funded. We attempt to reduce credit risk on our commercial real estate loans by emphasizing loans on owner-occupied office and retail buildings where the ratio of the loan principal to the value of the collateral as established by independent appraisal does not exceed 80%. We also project minimum levels of net projected cash flow available for debt service based on the type of loan. In addition, we may require personal guarantees from the principal owners of the property supported by a review by our management of the principal owners’ personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, employment rates, tenant vacancy rates and the quality of the borrower’s management. In addition, commercial real estate loans are generally riskier than residential real estate loans because such commercial properties may be limited to a specific use making it more difficult to sell such properties to recover loan losses. We attempt to limit our risk by analyzing borrowers’ cash flow and collateral value on an ongoing basis.

•	Construction and Development Loans. Our construction and development loans are made both on a pre-sold and speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of nine months and interest is paid periodically. The ratio of the loan principal to the value of the collateral as established by independent appraisal will not generally exceed 80%. Additionally, speculative loans are based on the borrower’s financial strength and cash flow position. Loan proceeds are disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or appraiser.

Construction and development loans generally carry a higher degree of risk than long-term financing of existing properties. Repayment usually depends on the ultimate completion of the project within cost estimates and on the sale of the property. Specific risks include cost overruns, mismanaged construction, inferior or improper construction techniques, economic changes or downturns during construction, a downturn in the real estate market, rising interest rates which may prevent sale of the property and failure to sell completed projects in a timely manner. We attempt to reduce risk by obtaining personal guarantees where possible, and by keeping the loan–to–value ratio of the completed project below specified percentages. We may also reduce risk by selling participations in larger loans to other institutions when possible.

•	Residential Real Estate. Our residential real estate loans consist of residential first and second mortgage loans and residential construction loans. We offer fixed and variable rates on our mortgages with the amortization of first mortgages with maturity dates of three years and beyond. The primary risk associated with residential real estate loans is the risk that the primary source of repayment, the residential borrower, will be insufficient to service the debt. Residential real estate loans are generally considered lower risk than the other categories of real estate loans due to the more readily available market for the resale of the property if we are forced to foreclose. However, if a real estate loan is in default, we also run the risk that the value of a residential real estate loan’s secured real estate will decrease, and thereby be insufficient to satisfy the loan. To mitigate this risk, these loans are made consistent with our appraisal policy and with the ratio of the loan principal to the value of collateral as established by independent appraisal generally not to exceed 80%. We expect these loan to value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.

Commercial Loans. A primary component of our loan portfolio is loans for commercial purposes. Our commercial loan portfolio consists of loans principally to retail trade, service and manufacturing firms located in each of our primary service areas. The terms of these loans vary by purpose and by type of underlying collateral, if any. We typically make equipment loans for a term of seven years or less at fixed or variable rates, with the loan fully amortized over the term. Equipment loans generally are secured by the financed equipment, and the ratio of the loan principal to the value of the financed equipment or other collateral generally is 75% or less. Loans to support working capital typically have terms not exceeding one year and usually are secured by accounts receivable, inventory, or other collateral, as well as personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal typically is repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal typically is due at maturity. The primary risk for commercial loans is the failure of the business due to economic and financial factors. As a result, the quality of the commercial borrower’s management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in a commercial borrower’s creditworthiness and our decision to make a commercial loan.

Consumer Loans. We make a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, home equity loans and home equity lines of credit. The primary risk associated with consumer loans is that repayment depends upon the borrower’s financial stability and is more likely to be adversely affected by divorce, job loss, illness and personal hardships. Because many consumer loans are secured by depreciable assets such as boats, cars and trailers, the loan should be amortized over the useful life of the asset. The borrower generally is required to be employed for at least 12 months prior to obtaining the loan. The loan officer will review the borrower’s past credit history, past income level, debt history and, when applicable, cash flow and determine the impact of all these factors on the ability of the borrower to make future payments as agreed. Consumer loans generally are made at a fixed rate of interest. While we believe our policies help minimize losses in the consumer loan category, because of the nature of the collateral, if any, for such loans, it may be more difficult to recover any loan losses.

Investments

In addition to loans, we may make other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. These investments may include U.S. Treasury bills with treasury notes, as well as investments in securities of federally sponsored agencies, such as Federal Home Loan Bank bonds. In addition, we may also invest in federal funds, negotiable certificates of deposit, banker’s acceptances, mortgage backed securities, corporate bonds and municipal or other tax-free bonds. No investment in any of those instruments exceeds or will exceed any applicable limitation imposed by law or regulation. Our Investment Committee reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to our policy as set by our Board of Directors. As of December 31, 2005, in addition to loans, our only investments were in federal funds.

Deposit Services

We seek to establish solid core deposits, including checking accounts, money market accounts, savings accounts, a variety of certificates of deposit and IRA accounts. To attract deposits, we employ an aggressive marketing plan in each of our primary service areas and feature a broad product line and competitive services. The primary sources of deposits are residents of, and businesses and their employees located in, our primary service areas. We obtain these deposits through personal solicitation by our officers and directors, direct mail solicitations and advertisements in the local media.

Other Banking Services

Other bank services offered include overdraft protection, direct deposit, wire transfers, night depository, safe deposit boxes, travelers checks, debit cards and automatic drafts. We are associated with a shared network of automated teller machines that our customers are able to use throughout Georgia and other regions. We also offer Mastercard® and VISA® credit card services through a correspondent bank as an agent for the bank. We currently do not exercise trust powers. We may in the future offer a full-service trust department, but cannot do so without the prior approval of the Georgia Department.

Marketing and Advertising

Our target customers are the residents and the small- to medium-sized businesses and their employees located in our two primary service areas. We are developing our image as a community-oriented bank with an emphasis on quality service and personal contact. While we are utilizing traditional advertising media such as local newspapers and local event sponsorship, we are focusing our marketing efforts on leveraging the existing relationships of our directors and management, principally through our calling program.

Asset and Liability Management

Our Investment Committee manages our assets and liabilities and strives to provide an optimum and stable net interest margin, a profitable after-tax return on assets and return on equity and adequate liquidity. The committee conducts these management functions within the framework of written loan and investment policies that we have adopted. The committee attempts to maintain a balanced position between rate sensitive assets and rate sensitive liabilities. Specifically, it charts assets and liabilities on a matrix by maturity, effective duration and interest adjustment period and attempts to manage any gaps in maturity ranges.

Employees

As of March 29, 2006, we had 21 full-time employees and no part-time employees. We do not expect Georgia Trust Bancshares to have any employees who are not also employees of Georgia Trust Bank.

SUPERVISION AND REGULATION

The following discussion describes the material elements of the regulatory framework that applies to banks and bank holding companies and provides certain specific information related to Georgia Trust Bancshares and Georgia Trust Bank.

Regulation of Georgia Trust Bancshares

Georgia Trust Bancshares is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act. As a result, Georgia Trust Bancshares and any future non-bank subsidiaries are subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

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

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act, the restrictions on interstate acquisitions of banks by bank holding companies were repealed. As a result, Georgia Trust Bancshares and other bank holding companies located in Georgia are able to acquire banks located in any other state, and bank holding companies located outside of Georgia can acquire any Georgia-based banks, in either case subject to certain deposit percentage and other restrictions. The legislation provides that unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies are able to consolidate their multistate banking operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. Georgia does not permit de novo branching by an out-of-state bank. Therefore, the only method by which an out-of-state bank or bank holding company may enter Georgia is through an acquisition. Georgia has adopted an interstate banking statute that removes the existing restrictions on the ability of banks to branch interstate through mergers, consolidations and acquisitions. However, Georgia law prohibits a bank holding company from acquiring control of a financial institution located in Georgia until the target financial institution has been incorporated three years. As a result, no bank holding company may acquire control of Georgia Trust Bank until after the third anniversary of Georgia Trust Bank’s organization.

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

Although considered to be one of the most significant banking laws since Depression-era statutes were enacted, because of our small size and recent organization, we do not expect the Gramm-Leach-Bliley Act to materially affect our products, services or other business activities or to have a material adverse impact on our operations. To the extent that it allows banks, securities firms, and insurance firms to affiliate, the financial services industry may experience further consolidation and may have the result of increasing the amount of competition that we face from larger institutions and other companies offering financial products and services, many of which may have substantially more financial resources.

Support of Subsidiary Institutions. Under Federal Reserve policy, Georgia Trust Bancshares is expected to act as a source of financial strength for, and to commit resources to support its banking subsidiary. This support may be required at times when, absent such Federal Reserve policy, Georgia Trust Bancshares may not be inclined to provide it. In addition, any capital loans by a bank holding company to its banking subsidiary are subordinate in right of payment to deposits and to certain other indebtedness of such banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Regulation of Georgia Trust Bank

As a Georgia state chartered bank, Georgia Trust Bank is examined and regulated by the Federal Deposit Insurance Corporation (the “FDIC”) and the Georgia Department of Banking and Finance (the Georgia Department”). The major functions of the FDIC with respect to insured banks include paying depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claims of depositors, acting as receiver of state banks placed in receivership when so appointed by state authorities, and preventing the continuance or development of unsound and unsafe banking practices. In addition, the FDIC also approves conversions, mergers, consolidations, and assumption of deposit liability transactions between insured banks and noninsured banks or institutions to prevent capital or surplus diminution in such transactions where the resulting bank is an uninsured bank.

The Georgia Department also regulates all areas of Georgia Trust Bank’s banking operations, including mergers, establishment of branches, loans, interest rates, and reserves. Georgia Trust Bank is also subject to Georgia banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit. With respect to expansion, Georgia law permits, with required regulatory approval, the establishment of de novo branches in an unlimited number of counties within the State of Georgia by the subsidiary banks of bank holding companies then engaged in the business of banking in Georgia.

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

Community Reinvestment Act. Georgia Trust Bank is subject to the provisions of the Community Reinvestment Act, which requires the FDIC, in connection with its regular examination of a bank, to assess the bank’s record of meeting the credit needs of the communities it serves, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices.

Regulations promulgated under the CRA are intended to set distinct assessment standards for financial institutions. The regulations provide for streamlined procedures for institution’s with assets of less than $250 million. The regulations contain the following three evaluation tests:

•	a lending test, which compares the institution’s market share of loans in low- and moderate-income areas to its market share of loans in its entire service area;

•	a service test, which evaluates the provision of services that promote the availability of credit to low- and moderate-income areas; and

•	an investment test, which evaluates the institution’s record of investments in organizations designed to foster community development, small- and minority-owed businesses and affordable housing lending, including state and local government housing or revenue bonds.

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

Privacy. The Gramm-Leach-Bliley Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties, other than third parties that market the institution’s own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic means to the consumer.

Payment of Dividends

Georgia Trust Bancshares is a legal entity separate and distinct from Georgia Trust Bank. The principal sources of revenues to Georgia Trust Bancshares, including cash flow to pay dividends to its shareholders, are dividends paid from Georgia Trust Bank to Georgia Trust Bancshares. There are statutory and regulatory limitations on the payment of dividends by Georgia Trust Bank, as well as by Georgia Trust Bancshares to its shareholders.

If, in the opinion of the FDIC, Georgia Trust Bank were engaged in or about to engage in an unsafe or unsound practice the FDIC may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking regulators have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal banking regulators have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. The payment of dividends by the Company and its banking subsidiary may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

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

In light of these regulatory restrictions and the need for us to retain and build capital, the Board of Directors of Georgia Trust Bancshares plans to reinvest earnings for the period of time necessary to support successful operations. As a result, we do not plan to pay dividends until we recover any losses incurred and become cumulatively profitable, and our future dividend policy depends on the earnings, capital requirements and financial condition of Georgia Trust Bancshares and Georgia Trust Bank and on other factors that our Board of Directors considers relevant. We do not expect to attain cumulative profitability before our third year of operations, if at all. Consequently, we do not expect to pay dividends to our shareholders in the near future.

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

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of tier 1 capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 3%, plus an additional cushion of 1% to 2%. The guidelines also provide that bank holding companies experiencing internal growth, as is the case for Georgia Trust Bancshares, or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a bank holding company’s tier 1 capital leverage ratio, after deducting all intangibles, and other indicators of capital strength in evaluating proposals for expansion or new activities.

Georgia Trust Bank is subject to risk-based and leverage capital requirements adopted by FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies. Currently, we qualify as “well capitalized.”

Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described above, substantial additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See “– Prompt Corrective Action.”

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

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. Georgia Trust Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

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

Monetary Policy

The earnings of Georgia Trust Bank, as well Georgia Trust Bancshares, are affected by domestic and foreign conditions, particularly by the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve has had, and will continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to mitigate recessionary and inflationary pressures by regulating the national money supply. The techniques used by the Federal Reserve include setting the reserve requirements of member banks and establishing the discount rate on member bank borrowings. The Federal Reserve also conducts open market transactions in United States government securities.

Item 2. Description of Property

Our main office is located at 2725 Mall of Georgia Boulevard, Buford, Georgia 30519, and our branch office is located at 3415 George Busbee Parkway, Kennesaw, Georgia 30144. During the second quarter of 2005, we began construction of our permanent Gwinnett County facility, with completion anticipated in April 2006. Our permanent office facility in Gwinnett County will consist of approximately 13,000 square feet. The estimated cost of constructing our permanent main office facility is approximately $2,200,000. We began construction of our Cobb County facility in the third quarter of 2005, with completion anticipated in June 2006. Our permanent office facility in Cobb County will consist of approximately 11,500 square feet. The estimated cost of constructing our permanent Cobb office is approximately $1,900,000. We are operating our banking facilities from modular units located at the same addresses as our permanent facilities until our permanent offices in Gwinnett County and Cobb County are constructed.

Item 3. Legal Proceedings

Neither Georgia Trust Bancshares nor Georgia Trust Bank is a party to, nor is any of their property the subject of, any material pending legal proceedings incidental to the business of Georgia Trust Bancshares or Georgia Trust Bank.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

There is currently no public trading market for our common stock. The common stock of Georgia Trust Bancshares, Inc. is not listed on any exchange. As of March 29, 2006, we had approximately 497 shareholders of record.

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

Additionally, regulatory authorities may determine, under circumstances relating to the financial condition of Georgia Trust Bancshares or Georgia Trust Bank, that the payment of dividends would be an unsafe or unsound practice and may prohibit dividend payment. See “Item 1. Description of Business - Supervision and Regulation – Payment of Dividends.”

Item 6. Management’s Discussion and Analysis

Through our subsidiary, Georgia Trust Bank, we operate a community-oriented commercial and retail banking business focused on serving the banking needs of individuals and small- to medium-sized businesses. Since opening, we have grown rapidly, which is not unusual for new banks in Georgia.

This discussion describes our results of operations for 2005 and also analyzes our financial condition as of December 31, 2004 and 2005. Banking operations did not commence until May 16, 2005; therefore, any comparison of operating results for prior periods would not be meaningful.

Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is represented by net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance during 2005 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we channel a substantial percentage of our earning assets into our loan portfolio. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a discussion and tabular illustration of our interest rate sensitivity under “Asset/Liability Management.” Finally, we have included a number of tables along with this discussion that provide details about our securities, our loans, and our deposits.

There are risks inherent in all loans; therefore, we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section, we have included a detailed discussion of this process, as well as several tables describing our allowance for loan losses and the allocation of this allowance among our various categories of loans.

In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion.

This discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the financial statements and accompanying notes appearing in this Report.

Executive Summary

Georgia Trust Bancshares is a Georgia corporation that was incorporated on May 20, 2004 to organize and serve as the holding company for Georgia Trust Bank, a State chartered bank organized under Georgia law. Georgia Trust Bank opened for business on May 16, 2005 as a full service commercial bank dedicated to providing superior customer service to the individuals and businesses in our market area. Our primary market area is the Georgia counties of Gwinnett and Cobb. Our secondary market area consists of all counties contiguous to Gwinnett and Cobb Counties.

Our ownership consists of 497 primarily local shareholders. We believe that local ownership and control allows us to emphasize the needs of our local communities while delivering products and services tailored to local needs. The Bank emphasizes commercial lending collateralized by real estate to take advantage of the population and economic growth in our market areas. We aggressively market our products and services to small- to medium-sized businesses, professional concerns and individual consumers.

Our 2005 results were highlighted by the commencement of banking operations in a temporary facility on May 16, 2005, and by the opening of a second branch office in Kennesaw, Georgia, in September 2005. Our growth exceeded our most optimistic projections and we finished 2005 with over $44,000,000 in assets.

We gather most of our deposits from our primary market area. We use these deposits, the proceeds from our initial stock offering, and various alternative funding sources to fund our loan and investment portfolios. We earn interest income on our loans and investments. In addition, we generate non-interest income primarily from deposit services. Our principal non-interest expenses include employee compensation and benefits, occupancy and equipment related costs, technology and other administrative expenses. Our volumes, and accordingly our financial results, are affected by the economic environment, including interest rates, consumer and business confidence and spending, as well as the competitive conditions within our industry.

For the year ended December 31, 2005, we reported a consolidated net loss of $(762,229) compared to a net loss of $(425,274) for the period ended December 31, 2004. Based upon the average number of shares outstanding of 1,799,548, the loss per share was $(0.42) for the year ended December 31, 2005. For the period from February 25, 2004 (date of inception) to December 31, 2004 we computed the net loss per share using the minimum number of common shares (1,060,000) that was required upon the completion of the successful offering, resulting in a loss per share of $(.40). During 2005 we funded our provision for loan losses commensurate with the growth in our loan portfolio. Our operating expenses increased substantially in 2005 as a result of commencing banking operations. See “Results of Operations” in this discussion for more details as to the factors affecting our performance.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the U.S. in the preparation of financial statements. The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements as of and for the year ended December 31, 2005. Certain accounting policies require the Company to make significant assumptions and estimates, the use of which has a material impact on the carrying value of certain assets and liabilities, and could potentially result in materially different results under different assumptions and conditions. Management believes the allowance for loan losses is the most critical accounting policy upon which the Company’s financial condition depends. The allowance for loan losses involves the most complex and subjective decisions and assessments that management must make.

Allowance for Loan Losses: Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information of similar banks to assess the adequacy of the allowance for loan losses as well as the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance for loan losses is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.

The process of reviewing the adequacy of the allowance for loan losses requires management to make numerous judgments and assumptions about future events and subjective judgments, including the likelihood of loan repayment, risk evaluation, extrapolation of historical losses of similar banks, and similar judgments and assumptions. If these assumptions prove to be incorrect, charge-offs in future periods could exceed the allowance for loan losses.

Deferred Tax Assets: Generally, we record a valuation allowance for deferred tax assets when it is more likely than not there will be insufficient future taxable income to recognize the asset. As of December 31, 2005, $285,802 was recorded as a valuation allowance for deferred taxes. Changes in the estimate about future taxable income could significantly affect our determination of the necessity for all or a portion of a valuation allowance.

Financial Condition at December 31, 2004 and 2005

Overview

As of December 31, 2005, total assets were $44,547,730 and deposits totaled $27,785,670. Our deposits and the proceeds of our initial public offering of $17,925,839, net of offering expenses were invested primarily in loans totaling $22,020,607, net of loan loss provision, overnight funds sold of $18,032,000 and fixed assets, net of accumulated depreciation of $3,730,220. We expect that loan and deposit growth will be significant during the coming year. This expected growth is not uncommon for de novo banks.

December 31, 2004

As of December 31, 2004, we were still in the organizational stage. We commenced our banking operations on May 16, 2005. From February 25, 2004 to May 16, 2005, we were engaged in activities involving the formation of the Company, selling the common stock, and obtaining necessary regulatory approvals to commence operations. The balance sheet consisted primarily of the proceeds of our initial common stock sale.

December 31, 2005

Interest-earning Assets

In banking, the predominant interest-earning assets are loans and securities. The proportion of interest earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most profitable interest-earning assets. The following discussion focuses on loans, the related allowance for loan losses, and securities.

Loans. The amount of loans outstanding as of December 31, 2005 is shown in the following table according to the type of loan.

Category	Dollars (in Thousands)	Percent of Total
Commercial	$1,720	7.69%
Real estate - mortgage	15,017	67.15%
Real estate - construction	5,520	24.69%
Consumer installment and other	106.47%

Gross loans	22,363	100.00%

Less deferred loan fees	(98)
Allowance for loan losses	(245)

Net loans	$22,020

We have 91.84% of our loan portfolio collateralized by real estate. This is in keeping with our philosophy of concentrating on real estate collateralized loans. A breakdown of our real estate loan portfolio is as follows: Our construction and land development loans comprise 24.69% of the loan portfolio, loans primarily collateralized by one to four family residential properties comprise 13.57% of the loan portfolio, and loans secured by nonfarm, nonresidential properties comprise 53.58% of the loan portfolio. We generally require that loans collateralized by real estate not exceed customary collateral values.

The remaining 8.16% of the loan portfolio consists of other commercial and consumer loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in our market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of banking protection laws. Construction lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in our market area are stable.

We attempt to reduce these economic and credit risks not only by adhering to loan to value guidelines, but also by investigating the creditworthiness of borrowers and monitoring the borrowers’ financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit exposure by prohibiting loan relationships that exceed 25% of the Bank’s statutory capital and surplus, or $2,750,000 as of December 31, 2005.

Maturities and Sensitivities of Loans to Changes in Interest Rates

Total loans as of December 31, 2005 are shown in the following table according to contractual maturity classifications one year or less, after one year through five years, and after five years.

Category	Dollars (in Thousands)
Commercial
One year or less	$604
After one year through five years	971
After five years	145

$1,720

Real estate - mortgage
One year or less	$2,259
After one year through five years	12,164
After five years	594

$15,017

Real estate - construction
One year or less	$3,733
After one year through five years	1,787
After five years	—

$5,520

Consumer installment and other
One year or less	$84
After one year through five years	22
After five years	—

$106

Gross loans	$22,363

The following table summarizes loans at December 31, 2005 with the due dates after one year that have predetermined and floating or adjustable interest rates.

Dollars (in Thousands)
Predetermined fixed rates	$50
Floating or adjustable rate loans	15,633

$15,683

Risk Elements of the Loan Portfolio

Each loan carries a degree of credit risk. Management’s evaluation of this risk is ultimately reflected in the estimate of probable loan losses that is reported in the Company’s financial statements as the allowance for loan losses. Changes in this ongoing evaluation over time are reflected in the provision for loan losses charged to operating expense.

In the table below is a listing of certain risk elements in our loan portfolio. It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of interest becomes doubtful. The collection of interest becomes doubtful when there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected unless the loan is both well-secured and in the process of collection.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention have not been included in the table below and do not represent or result from trends or uncertainties that management reasonably expects will materially impact future operating results, liquidity, or capital resources. These classified loans do not represent material credits about which we are aware of any information that causes us to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Information with respect to nonaccrual, past due and restructured loans as of December 31, 2005 is as follows:

Dollars (in Thousands)
Nonaccrual loans	$0
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	0
Restructured loans	0
Loans, now current about which there are serious doubts as to the ability of the borrower to comply with loan repayment terms	0
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	0
Interest income that was recorded on nonaccrual and restructured loans	0

Allowance for Loan Losses

In making our risk evaluation and establishing an allowance level that we believe is adequate to absorb probable losses in the portfolio, we consider various sources of information. Some of the more important sources include our ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses, which must be charged off, and to assess the risk characteristics of the portfolio in the aggregate. This review takes into consideration the judgments of the responsible lending officers and senior management, and also those of bank regulatory agencies that review the loan portfolio as part of the regular bank examination process. Finally, we retain internal and external credit reviews to perform independent reviews of the risk management process, adequacy of loan documentation and the risk ratings and appropriateness of the level of Allowance for Loan Losses. Due to limited loan loss experience, reserves are established based on a predetermined factor.

In evaluating the allowance, we consider the historical loan loss experience of similar banking organizations, the amount of past due and nonperforming loans, current and anticipated economic conditions, loan policy requirements and other appropriate information.

The provision for loan losses charged to expense was $244,921 in 2005. The amount provided was due primarily to the growth of the portfolio. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses is adequate to absorb possible losses on existing loans that may become uncollectible. Our evaluation considers the credit quality of our loan portfolio, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. As of December 31, 2005, we had no nonperforming loans or assets. The allowance for loan losses as a percentage of total loans was 1.10%.

As of December 31, 2005, we had made no allocations of our allowance for loan losses to specific categories of loans. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

Loan Category	Dollars (in Thousands)	Percent of loans in each category to total loans

Commercial	$89	7.69%
Real estate - mortgage	50	67.15%
Real estate - construction	101	24.69%
Consumer installment and other	5.47%

Total Loans	$245	100.00%

Summary of Loan Loss Experience

The following table summarizes average loan balances for the year determined using the average monthly balances during the period of banking operations; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the allowance which have been charged to operating expense; and the ratio of net charge-offs during the period to average loans.

2005 (Dollars in Thousands)
Average amount of loans outstanding (since May 16, 2005)	$14,159
Balance of allowance for loan losses at beginning of period	0
Loans charged off	0
Loans recovered	0
Net charge-offs	0
Additions to the allowance charged to operating expense during period	245
Balance of allowance for loan losses at end of period	245
Ratio of net loans charged off during the period to average loans outstanding	0%

Interest-bearing Liabilities

Our primary source of funds is deposits. We offer an attractive selection of deposit products with competitive interest rates and we emphasize quality customer service. These factors have helped us to attract significant local deposits. Emphasis has been placed upon attracting both commercial and consumer deposits. We intend to continue to expand our local deposit base as one component of our asset funding strategy. We also access other deposit markets, including out of market deposits, when the local market does not provide sufficient funds to meet our loan demand. We also have access to “brokered” deposit markets but as of December 31, 2005 we had not accessed the “brokered” deposit market.

Additionally, we have Federal funds lines with correspondent banks totaling $5,200,000. We utilize these lines for short term liquidity needs, generally for 7 days or less. We had no borrowings outstanding on these lines at December 31, 2005.

Deposits

Average non-interest bearing deposits in 2005 accounted for 6.21% of average total deposits. We aggressively market our non-interest bearing deposit products, but these types of deposits are typically a smaller percentage of a new bank’s deposit base than they are for established banks.

Below is a table that summarizes our average deposit base for the year ended 2005. Average amount of deposits and average rates paid thereon, classified as to non-interest-bearing demand deposits, interest-bearing demand deposits and savings, and time deposits, for the period of operations is presented below. Average balances were determined using the daily average balances during the year for the period from May 16, 2005, date of commencement of banking operations, to December 31, 2005.

	Dollars (in thousands)	Percentage of deposits	Rate Paid
Noninterest-bearing demand deposits	$870	6.21%
Interest-bearing demand deposits and savings	3,953	28.21%	2.91%
Time deposits	9,190	65.58%	3.91%

Total deposits	$14,013	100.00%

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2005 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months and (4) over twelve months.

Dollars (in Thousands)
Three months or less	$1,935
Over three months through six months	1,093
Over six months through twelve months	4,362
Over twelve months	200

Total	$7,590

Liquidity, Capital and Stockholders’ Equity

The purpose of liquidity management is to ensure that there are sufficient cash flows to satisfy demands for credit, deposit withdrawals, and our other needs. Traditional sources of liquidity include asset maturities and growth in core deposits. A company may achieve its desired liquidity objectives from the management of assets and liabilities and through funds provided by operations. Funds invested in short-term marketable instruments and the continuous maturing of other earning assets are sources of liquidity from the asset perspective. The liability base provides sources of liquidity through deposit growth, the maturity structure of liabilities, and accessibility to market sources of funds.

Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates and general economic conditions and competition. We attempt to price deposits to meet asset/liability objectives consistent with local market conditions.

Our liquidity and capital resources are monitored on a periodic basis by management and regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity is considered satisfactory.

At December 31, 2005, our capital ratios were considered adequate based on regulatory minimum capital requirements. Our shareholders’ equity increased from $(425,174) at December 31, 2004 to $16,738,436 at December 31, 2005 due to the net proceeds from the sale of common stock of $17,925,839 offset by a net loss of $762,229.

In the future, the primary source of funds available to the Company will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank’s regulatory agency. Currently, no dividends can be paid by the Bank to the Company without regulatory approval.

The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for the Bank as of December 31, 2005 are as follows:

	Bank Capital Percentages	Regulatory Requirements
Leverage Capital Ratio	32.45%	5.00%
Risk-based Capital Ratios:
Core Capital	45.68%	6.00%
Total Capital	46.61%	10.00%

These ratios will decline as asset growth continues, but are expected to exceed the regulatory minimum requirements.

We believe that our liquidity and capital resources are adequate and will meet our foreseeable short and long-term needs. We anticipate that we will have sufficient funds available to meet current loan commitments and to fund or refinance, on a timely basis, our other material commitments and liabilities.

Management is not aware of any known trends, events or uncertainties other than those discussed above that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. Management is also not aware of any current recommendations by the regulatory authorities that, if they were implemented, would have such an effect.

Return on Assets and Stockholders’ Equity

The following rate of return information for the year indicated is presented below.

2005
Return on assets (1)	(2.46)%
Return on equity (2)	(4.50)%
Dividend payout ratio (3)	0.00%
Equity to assets ratio (4)	54.71%

(1)	Net loss divided by average total assets.
(2)	Net loss divided by average equity.
(3)	Dividends declared per share of common stock divided by net loss per share.
(4)	Average equity divided by average total assets.

Off-Balance-Sheet Arrangements

Through the operations of the Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At December 31, 2005, we had issued commitments to extend credit of $3,860,000 through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

If needed, we have the ability on a short-term basis to borrow and purchase Federal Funds from other financial institutions. At December 31, 2005, we had arrangements with correspondent banks for advances of up to $5,200,000.

Asset/Liability Management

Our objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing, and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. Our management’s overall philosophy is to support asset growth primarily through growth of core deposits of all categories made by local individuals, partnerships, and corporations.

Our asset/liability mix is monitored monthly by management using various financial reports, including a simple interest rate “gap” report. This report matches interest rate sensitive assets with interest sensitive liabilities in an attempt to measure on a basic level what impact rising or falling interest rates will have on the Bank’s Income Statement over time. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to affect net interest income adversely, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

A simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, we also evaluate on a quarterly basis how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps and floors”) that limit changes in interest rates.

Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

Changes in interest rates also affect our liquidity position. We currently price deposits in response to market rates and it is management’s intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur that would negatively affect our liquidity position.

At December 31, 2005, our cumulative one-year interest rate-sensitivity gap ratio was 1.47. This indicates that our interest-bearing liabilities will reprice during this period at a rate faster than our interest-earning assets.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2005, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within this period and at different rates.

	Within Three Months	After Three Months but Within one Year	After One Year but Within Five Years	After Five Years	Cumulative Totals
Interest-earning assets:
Balances with other banks	$18,032	0	0	0	18,032
Loans	22,183	9	12	159	22,363

Total Assets	$40,215	9	12	159	40,395

Interest-bearing liabilities:
Demand deposits and savings	10,315	0	0	0	10,315
Time deposits	4,370	12,680	421	0	17,471

Total Liabilities	$14,685	12,680	421	0	27,786

Interest rate sensitivity gap	$25,530	(12,671)	(409)	159	12,609
Cumulative interest rate sensitivity gap	25,530	12,859	12,450	12,609	12,609
Interest rate sensitivity gap ratio	2.74	0.00	.03	—	1.45
Cumulative interest rate sensitivity gap ratio	2.74	1.47	1.45	1.45	1.45

Results of Operations for the Years Ended December 31, 2005 and 2004

For the year ended December 31, 2005, we reported a consolidated net loss of $762,229 compared to a net loss of $425,274 for the period ended December 31, 2004. Based upon the average number of shares outstanding during 2005 (1,799,548) our net loss per share was $(.42) for the year 2005. Based on the minimum number of shares required for a successful stock offering during 2004 (1,060,000) the loss per share was $(.40) for the year 2004.

Net Interest Income

Our results of operations are determined by our ability to manage interest income and expense effectively, to minimize loan and investment losses, to generate non-interest income, and to control operating expenses. Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income is dependent upon our ability to obtain an adequate net interest spread between the rate we pay on interest-bearing liabilities and the rate we earn on interest-earning assets.

The net yield on average interest-earning assets during the period from May 16, 2005, the date we commenced banking operations, to December 31, 2005 (the “Operational Period”) was 5.17%. Average loans were $14,159,192, and average interest-bearing liabilities were $13,143,250. During the Operational Period, the rate earned on average interest-earning assets was 7.00%, and the rate paid on average interest-bearing liabilities was 3.61%, resulting in a net interest spread of 3.39%.

The following table sets forth the amount of our interest income and interest expense for each category of average interest-earning assets and average interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets (dollars in thousands).

Category	Average Balances (1)	Income/ Expense	Yields/ Rates
Cash and due from banks	$1,178	$0	0%
Interest-bearing balances with other banks	11,878	434	5.76%
Loans (2)	14,159	722	8.04%
Allowance for loan losses	(161)	0	0%
Other assets	3,935	0	0%

Total assets	$30,989

Total interest-bearing assets	$26,037	$1,156	7.00%

Non-interest bearing demand	$870	$0	0%
Interest-bearing demand and savings	3,953	73	2.91%
Time deposits	9,190	228	3.91%

Total deposits	$14,013	301

Other interest-bearing liabilities	$0	$0	0%
Other liabilities	22	0	0%
Stockholders’ equity	16,954	0	0%

Total liabilities and equity	30,989

Total interest-bearing liabilities	$13,143	$301	3.61%

Net interest income		$855

Net interest spread			3.39%

Net yield on average interest-earning assets			5.17%

(1)	Average balances were determined using the monthly average balances during the period from May 16, 2005, date of commencement of banking operations, to December 31, 2005, for each category. Yields/rates were determined by annualizing the income/expense for each category.
(2)	Income on loans includes $662,854 in interest and $59,142 in fees.

Rate and Volume Analysis of Interest Income and Interest Expense

Because we commenced our banking operations in 2005, the change in net interest income from banking operations is all due to volume. Therefore, a rate and volume analysis table is not presented.

Provision for Loan Losses, Net Charge-offs and Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based upon management’s estimated range of those losses. Actual losses for these loans may vary significantly from this estimate.

The provision for loan losses is charged to current earnings to bring the allowance for loan losses to a level deemed appropriate by management. Actual loan losses, net of recoveries, are charged directly to the allowance for loan losses. The amount of the provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management’s estimation of potential future losses based on an evaluation of the risk in the loan portfolio.

There were no loan charge-offs and recoveries during 2005. Management feels the allowance for loan losses is adequate to absorb future loses which may exist in the loan portfolio.

For a more detailed discussion of changes in the allowance for loan losses, risk elements and general credit quality, see “Allowance for Loan Losses” earlier in this discussion. The future level of the allowance and provision for loan losses will reflect management’s ongoing evaluation of credit risk, based on established internal policies and practices.

NonInterest Income

Other operating income consists primarily of service charges on deposit accounts and other miscellaneous income. Other operating income totaled $3,703 in 2005. There were no amounts of other income recorded during 2004.

NonInterest Expense

The main components of noninterest expense are salaries and employee benefits, occupancy and equipment expenses, and other noninterest expense. Total noninterest expenses were $1,373,684 in 2005 and $419,749 in 2004. The reason for the significant increase in 2005 over 2004 was due to commencing banking operations on May 16, 2005.

Total salaries and benefits increased $674,420 to $897,233 in 2005 from $222,813 in 2004. The increase in salaries and employee benefits during 2005 resulted primarily from the increase in the number of employees needed to commence banking operations. As of December 31, 2005, we had 20 full-time equivalent employees.

As a result of the adoption of the new accounting standard for stock-based compensation, we estimate we will record $569,000 of stock compensation expense in 2006 related to stock options and warrants outstanding as of December 31, 2005.

Occupancy and equipment expenses increased $91,401 to $134,088 in 2005 from $42,687 in 2004. These increases were due to establishing our initial banking facilities in Buford and Kennesaw, Georgia. In 2006, we expect that occupancy and equipment expenses will increase due to the costs of associated with our new Buford facility and to additions of additional offices.

Other non-interest expenses increased $188,114 to $342,363 in 2005 from $154,249 in 2004. The increase in 2005 was due to higher expenses associated with commencing operations and the general growth of the Company.

Income Tax

We have not recorded income taxes due to cumulative operating losses incurred to date. At December 31, 2005, we have available a net operating loss carryforward of approximately $320,000 for federal income tax purposes. If unused, the carryforward will expire beginning 2024.

Effects of Inflation and Changing Prices

The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets that are primarily monetary in nature and that tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. We, through our asset-liability committee, attempt to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation. For information on the management of our interest rate sensitive assets and liabilities, see “Asset/Liability Management.”

Item 7. Financial Statements

The following consolidated financial statements are included as Exhibit 99.1 of this Report and incorporated herein by reference:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—December 31, 2005 and 2004
Consolidated Statements of Operations—Year Ended December 31, 2005 and for the Period From February 25, 2004 (Date of Inception) to December 31, 2004
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)—Year Ended December 31, 2005 and for the Period From February 25, 2004 (Date of Inception) to December 31, 2004
Consolidated Statements of Cash Flows—Year Ended December 31, 2005 and for the Period From February 25, 2004 (Date of Inception) to December 31, 2004
Notes to Consolidated Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2005.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors of Georgia Trust Bancshares serve staggered terms, which means that one-third of the directors are elected each year at our annual meeting of shareholders. The initial term of the Class II directors expires in 2006, the initial term of the Class III directors expires in 2007 and the term of the Class I directors expires in 2008. Thereafter, each director will serve for a term of three years. Our officers are appointed by the Board of Directors and hold office at the will of the Board of Directors.

Ronald D. Adamson, age 53, has served as a director of Georgia Trust Bancshares since its inception and is a director of Georgia Trust Bank. He is President of R. D. Adamson Construction Co., Inc. Mr. Adamson attended Georgia State University and the University of Georgia where he received a BBA. Mr. Adamson is a member of the Cannon United Methodist Church, Georgia Home Builders Association and Kappa Sigma Alumni Association.

J. Michael Allen, age 49, has served as chief executive officer, president and director of Georgia Trust Bancshares since its inception and is a director of Georgia Trust Bank. He was a Senior Vice President with BB&T in Gainesville, Georgia and has been employed with BB&T since 1998. Mr. Allen attended Georgia College and State University from 1976 - 1978 where he received a B. B. A. Mr. Allen attended Georgia College and State University in 1980 - 1982 where he received an M. B. A. and attended the LSU Graduate School of Banking from 1989 - 1991 where he received a Certificate of Completion. Mr. Allen is a member of the Lakewood Baptist Church of Gainesville, Gainesville Rotary Club, has numerous involvements with the Hall County, Gainesville Chamber of Commerce and served in numerous capacities with the United Way. Mr. Allen is a member of the Northeast Georgia Health Systems, Inc., Arbor Circle and Annual Fund Drive for NEGA Health System Foundation. He is a life member of Delta Sigma Pi, past member of North Hall High School Council, past President of North Hall Middle School PTO, past President of Lanier Elementary School PTO and also service in several capacities for Timberwalk Homeowners Association including past President and now serving as Secretary.

L. Myron Cantrell, age 61, has served as a director of Georgia Trust Bancshares since June 28, 2004 and is a director of Georgia Trust Bank. Mr. Cantrell is a shareholder and managing partner of Cantrell and Associates P.C., Certified Public Accountants. He has 32 years experience in accounting. Mr. Cantrell graduated from the University of Georgia in 1968, where he played baseball for two years. He is a member of the American Institute of CPAs and The Georgia Society of CPAs. Mr. Cantrell was an organizer and director of Westside Bank and Trust Co. where he served as Chairman of the Audit Committee, member of the Loan Committee and the Executive Committee. Mr. Cantrell has been active in the Kennesaw community for many years and is a member of Kennesaw United Methodist Church.

J. Dave DeVenny, age 58, has served as the chief financial officer of Georgia Trust Bancshares since August 30, 2004. Mr. DeVenny began his association with banking in 1970 as an examiner with the Georgia Department of Banking & Finance. In 1973, he started his banking career with the First National Bank in Madison, Georgia. He has served with three other banks in Georgia, most recently as Senior Vice President and CFO of The Community Bank, Loganville, Georgia. Mr. DeVenny is a graduate of the Georgia Institute of Technology, receiving a Bachelor of Science degree in Management. He has also completed the programs at The Georgia Banking School and The School for Bank Administration in Madison, Wisconsin. Mr. DeVenny has served as President of the Northeast Georgia Chapter of the Bank Administration Institute and as Vice President of the Executive Board of the Georgia Association of Mortgage Brokers. Mr. DeVenny’s civic activities include having served as president of the Madison Kiwanis Club and the South Hall Rotary Club. He has also served on the board of the Quinlan Art Center in Gainesville and has worked with the Morgan Co. March of Dimes and the Gainesville College Foundation. Most recently, Mr. DeVenny has been working with the American Red Cross in providing portable defibrillators to schools in Walton County. He and his wife are members of First Baptist Church in Gainesville.

Michael L. Jordan, age 47, has served as a director of Georgia Trust Bancshares since its inception and is a director of Georgia Trust Bank. Mr. Jordan is currently the owner of Dream Marine of Lake Lanier, a watercraft distributor. A life long resident of Gwinnett County, Mr. Jordan attended Liberty Baptist College in Lynchburg, Virginia where he played football. After college, Mr. Jordan worked in the automobile industry and joined Stone Mountain Ford where he ascended to the role of general manager. In 1987, Mr. Jordan partnered with Mr. Smith to form Smith-Jordan Partnership and together they purchased Heritage Lincoln-Mercury in Snellville, Georgia. Mr. Jordan was Vice-President and General Manager of Heritage Lincoln-Mercury until it was sold in December 2000. He has been active in the community, coaching little league baseball and football and is a member of Smoke Rise Baptist Church and is involved in youth activities at Hebron Baptist Church.

Charles D. Robinson, age 57, has served as a director of Georgia Trust Bancshares since its inception and is a director of Georgia Trust Bank. He is the owner of Snellville Auto Center, Centerville Auto Center (both centers voted Best of Gwinnett), and Buddy’s Locksmith located in Snellville, Georgia. He received his B.S. Degree in Business Administration from Western Carolina University in 1970. Mr. Robinson attends Annistown Road Baptist Church, is a member of the Governor’s High School Council for Shiloh High School, a director for the Highway 78 Merchants Association, a director for the Highway 78 Community Improvement District, serves on the Gwinnett County Revitalization Council for Highway 78, and is a past director of Eastside Bank, serving on the Audit Committee, CRA Committee, and Chairman of the Business Develop Committee.

William E. Smith, age 54, has served as a director of Georgia Trust Bancshares since its inception and is a director of Georgia Trust Bank. Mr. Smith served as President of Stone Mountain Ford and Heritage Lincoln Mercury until the businesses were sold in December of 2000. During his thirty years in the automobile business, Mr. Smith served in various capacities as Chairman of the Ford Dealers Advertising Association, Chairman of the Metro Atlanta Automobile Dealers Association, Chairman of the Georgia Automobile Dealers Association and on the Board of Trustees of the GADA Self-Insured Workers’ Compensation Trust Fund. Mr. Smith is an active member of the Smoke Rise Baptist Church where he has served as Deacon, Sunday school teacher and has held various committee assignments. Mr. Smith is currently involved in various real estate ventures and is a partner with Michael Jordan in Smith-Jordan Partnership, LLC. Mr. Smith was one of the original organizers of Eastside Bank in Snellville and served that organization as a Director, Chairman of the Asset/Liability Committee, Chairman of the Audit Committee, Member of the Executive Loan Committee and Vice-Chairman of the bank. Mr. Smith received his Bachelors in Business Administration in Finance from Georgia State University in 1984 and an MBA from Georgia State in 1986. Mr. Smith is a resident of Gwinnett County.

Marvin Tibbetts, III, age 43, has served as a director of Georgia Trust Bancshares since its inception and is a director of Georgia Trust Bank. Mr. Tibbetts has served as CEO/President of Tibs Group, Inc. since 1994, a family owned business, which is a single source provider of electrical, technology, power quality and security services and solutions. Mr. Tibbetts graduated from the University of West Georgia with a business degree in 1985. In 2003, the Gwinnett Chamber of Commerce selected Mr. Tibbetts as Small Business Person of the Year. In 2002, the Atlanta IEC chapter recognized him for his contributions to the IEC by naming him Member of the Year for 2002 for the Atlanta Independent Electrical Contractors (IEC) Chapter. Mr. Tibbetts also served as an IEC board member and is a member and Registered Communication Distribution Designer (RCDD) with BICSI International. Also active in the local community, Mr. Tibbetts serves on the Board of Directors for Gwinnett Chamber of Commerce, on the Executive Foundation for Gwinnett Technology College, as well as the City of Suwanee’s Open Space Planning Committee. Mr. Tibbetts is a member of the Lawrenceville United Methodist Church and is co-chairman of the church’s campground committee.

James J. Tidwell, age 66, has served as a director of Georgia Trust Bancshares since its inception and is a director of Georgia Trust Bank. Mr. Tidwell is the former owner of Jim Tidwell Ford in Kennesaw, Georgia. Currently, he is a partner in Mike Bell Chevrolet in Carrolton, Georgia and Liberty Chevrolet in Villa Rica, Georgia. Mr. Tidwell is also a partner in the fully automated Four Seasons Car Wash. Mr. Tidwell attended Georgia State University. Mr. Tidwell has served on the board of the Georgia Automobile Dealers Association and has for many years, served on the Board of Trustees of Greater Atlanta Christian School. Mr. Tidwell was an organizer of Westside Bank, where he served as director, Chairman of the Loan Committee and Vice-Chairman of the Board of Directors. Mr. Tidwell is an elder of East Cobb Church of Christ.

Michael E. Townsend, age 55, has served as a director of Georgia Trust Bancshares since its inception and is a director of Georgia Trust Bank. Mr. Townsend is Owner and Managing Partner of McMullan and Company, Certified Public Accountants, which was founded in 1970. Mr. Townsend graduated from Georgia State University in 1972 and has been a Certified Public Accountant for over 30 years. Mr. Townsend is a member of the American Association of Certified Public Accountants, the Georgia Society of Certified Public Accountants, and he is the past Southeast Regional Coordinator of the National Associated CPA Firms. Mr. Townsend is a member of Perimeter Church and a founding member of the Board of Directors of Providence Christian Academy, Inc. Mr. Townsend currently is Treasurer and Chairman of the Finance Committee, the Development Committee and the Executive Committee of the Perimeter Church. Mr. Townsend is president of the Evansmill Townhomes Owner’s Association and the Chairman of the Finance Committee for the University Yacht Club. Mr. Townsend has also served as a member of the Board of Trustees of Georgia State University Athletic Association, on the Board of Directors and Treasurer of Hidden Acres Park, Inc.

We do not have a class of securities registered under Section 12 of the Securities Exchange Act of 1934. Therefore, our directors, executive officers, promoters and control persons are not required to comply with Section 16(a) of the Exchange Act.

Audit Committee Financial Expert

Our audit committee has four members, Messrs. Townsend, Cantrell, Robinson and Smith. We do not believe that any of the current members of the audit committee nor any other member of our board qualified as an “audit committee financial expert” as defined under the rules of the SEC. As a relatively small public company, it is difficult to identify potential qualified candidates that are willing to serve on our board and otherwise meet our requirements for service. At the present, we do not know if or when we will appoint a new board member who qualifies as an audit committee financial expert. Although none of our audit committee members qualify as “financial experts” as defined in the SEC rules, each of our members has made valuable contributions to the company and its shareholders as members of the audit committee. The board has determined that each member is fully qualified to monitor the performance of management, the public disclosures by the company of its financial condition and performance, our internal accounting operations and our independent auditors.

Code of Ethics

We expect all of our employees to conduct themselves honestly and ethically, particularly in handling actual and apparent conflicts of interest and providing full, accurate and timely disclosure to the public. The Company has a formal code of ethics that applies to our senior executive officers and employees.

Item 10. Executive Compensation

The following table shows the cash compensation we paid to our Chief Executive Officer and President, Executive Vice President and Senior Lending Officer, and Chief Financial Officer for the years ended December 31, 2004 and 2005. None of our other executive officers earned total annual compensation, including salary and bonus, in excess of $100,000 in 2004 or 2005.

Name and Principal Position		Annual Compensation
	Year	Salary ($)			Bonus ($)	Other Annual Compensation ($)			Long-Term Compensation Awards Number of Securities Underlying Options	All Other Compensation ($)
J. Michael Allen , President and Chief Executive Officer	2005 2004	$ $	127,938 95,000	(1)	$15,000 0	$ $	9,000 6,750	(2)	40,000 0	0 0

J. Dave DeVenny, Chief Financial Officer	2005 2004	$ $	103,118 34,028		$5,000 0		0 0		5,000 0	0 0

Rebecca M. Munteanu, Executive Vice President and Senior Lending Officer	2005 2004	$ $	110,000 13,333		$10,000 0		$4,500 0		7,500 0	0 0

(1)	Represents salary from February 25, 2004 through December 31, 2004.
(2)	Represents automobile allowances paid from February 25, 2004 through December 31, 2004.

Option Grants In Last Fiscal Year

The following table sets forth information concerning options granted with respect to common stock by Georgia Trust Bancshares to Mr. Allen, Mr. DeVenny and Ms. Munteanu during 2005.

	Number of Securities Underlying Options Granted (#)		Percent of Total Options Granted to Directors and Employees in Fiscal Year	Exercise or Base Price ($/SH)	Expiration Date
J. Michael Allen, President and Chief Executive Officer	40,000	(1)	9.37%	10.00	May 15, 2016
J. Dave DeVenny, Chief Financial Officer	5,000	(1)	1.17%	10.00	May 15, 2016
Rebecca M. Munteanu, Executive Vice President and Senior Lending Officer	7,500	(1)	1.76%	10.00	May 15, 2016

(1)	Options with respect to 20% of the covered shares of common stock became exercisable on December 31, 2005, and options with respect to the remaining shares of common stock will vest in 20% increments on the last day of each of the bank’s next four fiscal years, subject to performance requirements to be determined by the Board of Directors.

Aggregated Option Exercise and Year-End Option Values

During 2005, none of the named executives exercised stock options. The following table provides information regarding the value of all unexercised options held by Mr. Allen and Mr. DeVenny at December 31, 2005.

	Number of Unexercised Securities Underlying Options at Fiscal year End (#)		Value of Unexercised In-the-Money Options at Fiscal Year End ($)(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
J. Michael Allen	0	40,000	—	400,000
J. Dave DeVenny	0	5,000	—	50,000
Rebecca M. Munteanu	0	7,500	—	75,000

(1)	There is no active trading market for the common stock and it is not possible to identify precisely the market value of the common stock. We are not aware of any trades following the termination of our initial public offering in which we sold shares for $10.00 per share.

Employment Agreements

J. Michael Allen. We have entered into an employment agreement with J. Michael Allen regarding Mr. Allen’s employment as President and Chief Executive Officer of Georgia Trust Bank and Georgia Trust Bancshares. The agreement provides for Mr. Allen to receive a base salary, subject to annual increases in an amount determined by our Board of Directors. Mr. Allen also received a cash bonus of $15,000 upon the opening of the Georgia Trust

Bank. Mr. Allen also will receive cash bonuses based upon our achieving certain performance levels of criteria as set by our Board of Directors. The agreement also grants Mr. Allen stock options to purchase up to 40,000 shares of our common stock with 20% of the shares vesting on the last day of each of the first five fiscal years of the bank, subject to performance requirements to be determined by the Board of Directors. Mr. Allen also receives an automobile allowance of $750 per month and initiation fees and monthly dues for social clubs and civic clubs approved by our Board of Directors.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the shares of our common stock owned as of March 17, 2006, (i) by each person who beneficially owned more than 5% of the shares of our common stock, (ii) by each of our directors and our executive officers named in the summary compensation table above, and (iii) by all of our directors and executive officers as a group.

Name	Shares of Common Stock Beneficially Owned (1)	Percentage of Outstanding Shares
Ronald D. Adamson (2)	66,650	3.67
J. Michael Allen (3)	47,990	2.64
L. Myron Cantrell (4)	39,990	2.21
J. Dave DeVenny (5)	10,998	*
Michael L. Jordan (6)	66,650	3.67
Charles D. Robinson (7)	66,650	3.67
William E. Smith (8)	66,650	3.67
Marvin Tibbetts, III (9)	10,664	*
James J. Tidwell (10)	66,650	3.67
Michael E. Townsend (11)	66,650	3.67
All directors and executive officers as a group (10 persons) (12)	509,542	26.35

*	less than 1%
(1)	The information set forth in this table with respect to our common stock ownership reflects “beneficial ownership” as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. “Beneficial ownership” includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes options and warrants which are exercisable within 60 days of March 17, 2006. The percentages are based upon 1,800,000 shares outstanding as of March 17, 2006. The percentages for each of the parties who hold options and warrants exercisable within 60 days of March 17, 2006 are based upon the sum of 1,800,000 shares plus the number of shares subject to such options and warrants held by each such party, as indicated in the following notes.
(2)	Includes 16,650 shares subject to warrants exercisable within 60 days of March 17, 2006.
(3)	Includes 8,000 shares subject to options exercisable within 60 days of March 17, 2006 and 9,990 shares subject to warrants exercisable within 60 days of March 17, 2006.
(4)	Includes 9,990 shares subject to warrants exercisable within 60 days of March 17, 2006.
(5)	Includes 1,000 shares subject to options exercisable within 60 days of March 17, 2006 and 2,498 shares subject to warrants exercisable within 60 days of March 17, 2006.
(6)	Includes 16,650 shares subject to warrants exercisable within 60 days of March 17, 2006.
(7)	Includes 16,650 shares subject to warrants exercisable within 60 days of March 17, 2006.
(8)	Includes 16,650 shares subject to warrants exercisable within 60 days of March 17, 2006.
(9)	Includes 2,664 shares subject to warrants exercisable within 60 days of March 17, 2006.
(10)	Includes 16,650 shares subject to warrants exercisable within 60 days of March 17, 2006.
(11)	Includes 16,650 shares subject to warrants exercisable within 60 days of March 17, 2006.
(12)	Includes a total of 9,000 shares subject to options exercisable within 60 days of March 17, 2006 and a total of 125,042 shares subject to warrants exercisable within 60 days of March 17, 2006.

Equity Compensation Plan Information

The following table gives information about shares of our common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2005.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders(1)	426,500	$10.00	211,500
Total	426,500	$10.00	211,500

(1)	Includes (i) 270,000 securities available for issuance under the Georgia Trust Bancshares, Inc. 2005 Stock Option Plan, which will be presented to shareholders for approval at the 2006 Annual Meeting and (ii) 375,500 warrants issued to our directors and executive officers in connection with our initial public offering. For a description of the material features of the 2005 Stock Option Plan, please see Note 10 to our consolidated financial statements, included as Exhibit 99.1 to this Report.

Item 12. Certain Relationships and Related Transactions

We enter into banking and other business transactions in the ordinary course of business with our directors and officers and their affiliates. It is our policy that these transactions be on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. We do not expect these transactions to involve more than the normal risk of collectibility or present other unfavorable features to us. Loans to individual directors and officers must also comply with our bank’s lending policies, regulatory restrictions, and statutory lending limits, and directors with a personal interest in any loan application will be excluded from the consideration of such loan application. We intend for all of our transactions with organizers or other affiliates to be on terms no less favorable than could be obtained from an unaffiliated third party and to be approved by a majority of our disinterested directors. Loans outstanding to directors and executive officers (including affiliates) was $4,676,002 at December 31, 2005. Additionally, at December 31, 2005 the Company had deposits of $1,157,709 from directors and executive officers (including affiliates).

Item 13. Exhibits

The following documents are filed as part of this Report:

Exhibit Number	Description
3.1	Articles of Incorporation of Georgia Trust Bancshares, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 (File No. 333-11652)).

3.2	Bylaws of Georgia Trust Bancshares, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 (File No. 333-11652)).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form SB-2 (File No. 333-11652)).

4.2	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock.

4.3	Form of Organizer Warrant Agreement (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form SB-2 (File No. 333-11652)).

10.1	Purchase and Sale Agreement between the Company and DEC Mall of Georgia Court, LLC, dated July 14, 2004 (our organizers) (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form SB-2 (File No. 333-11652)).

10.2*	Employment Agreement, dated March 10, 2004 by and among Georgia Trust Bank, Georgia Trust Bancshares, Inc. and J. Michael Allen. (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form 5B-2 (File No. 333-11652)).

10.3*	Georgia Trust Bancshares, Inc. 2005 Stock Option Plan.

10.3(a)	Form of Incentive Option Agreement.

10.3(b)	Form of Non-Qualified Option Agreement.

10.4	Form of Organizer Warrant Agreement (contained in Exhibit 4.3).

21.1	Subsidiaries of the Registrant.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certifications.

99.1	Financial Statements

*	Compensation Plan or Arrangement required to be listed as an exhibit to Form 10-KSB.

Item 14. Principal Accountant Fees and Services

Independent Certified Public Accountants

Mauldin & Jenkins LLC was our independent auditor during the fiscal year ended December 31, 2005. The Board of Directors has recommended Mauldin & Jenkins LLC to continue as our independent certified public accountants for the fiscal year ending December 31, 2006. A representative of Mauldin & Jenkins LLC will be present at the annual meeting and will be available to respond to appropriate questions and will have the opportunity to make a statement if he or she desires to do so. The following table shows the fees that we paid for services performed in fiscal years ended December 31, 2005 and 2004:

	Year Ended December 31, 2005	Year Ended December 31, 2004
Audit Fees	$27,000	$10,638
Audit-Related Fees	—	—
Tax Fees	3,500	1,200
All Other Fees	—	—

Total	$30,500	$11,838

Audit Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during our 2005 and 2004 fiscal years for the audit of our consolidated annual financial statements and the review of financial statements included in our quarterly reports and registration statement filed in connection with our initial public offering of shares of common stock.

Audit-Related Fees. This category includes the aggregate fees billed for non-audit services, exclusive of the fees disclosed relating to audit fees, during the fiscal years ended December 31, 2005 and 2004. These services principally include the assistance and issuance of consents for various filings with the SEC.

Tax Fees. This category includes the aggregate fees billed for tax services rendered in the preparation of our federal and state income tax returns.

All Other Fees. This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered during the fiscal years 2005 and 2004. The audit committee concluded that the provision of the non-audit services provided by Mauldin & Jenkins LLC was compatible with maintaining the principal accountant’s independence.

Oversight of Accountants; Approval of Accounting Fees. The Board of Directors approves an annual budget for professional audit fees that includes all fees paid to the independent auditors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGIA TRUST BANCSHARES, INC.

Date: March 31, 2006	By:	/s/ J. Michael Allen
J. Michael Allen
President and Chief Executive Officer

In accordance with the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signatures	Title	Date

/s/ J. Michael Allen J. Michael Allen	President, Chief Executive Officer and Director (principal executive officer)	March 31, 2006

/s/ J. Dave DeVenny J. Dave DeVenny	Chief Financial Officer (principal accounting and financial officer)	March 31, 2006

/s/ Ronald D. Adamson Ronald D. Adamson	Director	March 31, 2006

/s/ L. Myron Cantrell L. Myron Cantrell	Director	March 31, 2006

/s/ Michael L. Jordan Michael L. Jordan	Director	March 31, 2006

/s/ Charles D. Robinson Charles D. Robinson	Director	March 31, 2006

/s/ William E. Smith William E. Smith	Director	March 31, 2006

/s/ Marvin Tibbetts, III Marvin Tibbetts, III	Director	March 31, 2006

/s/ James J. Tidwell James J. Tidwell	Director	March 31, 2006

/s/ Michael E. Townsend Michael E. Townsend	Director	March 31, 2006

EXHIBIT INDEX

Exhibit Number	Description
10.3	Georgia Trust Bancshares, Inc. 2005 Stock Option Plan.

10.3(a)	Form of Incentive Option Agreement.

10.3(b)	Form of Non-Qualified Option Agreement.

21.1	Subsidiaries of the Registrant.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certifications.

99.1	Financial Statements