Form 10QSB
period 2006-03-31
Georgia Trust Bancshares, Inc.
filed 2006-05-15
CIK 1295195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 15, 2006, there were 1,800,000 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

GEORGIA TRUST BANCSHARES, INC.

AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GEORGIA TRUST BANCSHARES, INC.

AND SUBSIDIARY

Consolidated Balance Sheet

March 31, 2006

(Unaudited)

ASSETS
Cash and due from banks	$555,504
Federal funds sold	9,661,000

Loans	28,409,815
Less allowance for loan losses	312,508

Loans, net	28,097,307

Premises and equipment, net	5,241,853
Other assets	219,902

Total assets	$43,775,566

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$1,801,914
Interest-bearing	25,338,388

Total deposits	27,140,302

Other liabilities	96,300

Total liabilities	27,236,602

Stockholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding	—
Common stock, $1 par value, 10,000,000 shares authorized, 1,800,000 shares issued and outstanding	1,800,000
Additional paid-in capital	16,268,197
Accumulated deficit	(1,529,233)

Total stockholders’ equity	16,538,964

Total liabilities and stockholders’ equity	$43,775,566

See Notes to Consolidated Financial Statements.

GEORGIA TRUST BANCSHARES, INC.

AND SUBSIDIARY

Consolidated Statements of Operations

Three Months Ended March 31, 2006 and 2005

(Unaudited)

	2006	2005
Interest and dividend income:
Loans, including fees	$547,194	$—
Federal funds sold	174,059	—
Other	—	98,181

	721,253	98,181

Interest expense:
Deposits	272,755	—
Other	—	2,341

	272,755	2,341

Net interest income	448,498	95,840

Provision for loan losses	67,587	—

Net interest income after provision for loan losses	380,911	95,840

Noninterest income:
Service charges on deposit accounts	1,075	—
Other service charges, commissions and fees	2,467	—
Other income	1,294	—

	4,836	—

Noninterest expense:
Salaries and employee benefits	518,748	132,595
Occupancy and equipment	50,433	21,062
Other operating	158,296	39,363

	727,477	193,020

Net loss before income taxes	(341,730)	(97,180)

Income tax expense	—	—

Net loss	$(341,730)	$(97,180)

Net loss per share of common stock
Basic	$(0.19)	$(0.05)

Diluted	$(0.19)	$(0.05)

Cash dividends per share	$—	$—

See Notes to Consolidated Financial Statements.

GEORGIA TRUST BANCSHARES, INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2006 and 2005

(Unaudited)

	2006	2005
Cash flow from operating activities:
Net loss	$(341,730)	$(97,180)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	21,687	3,080
Provision for loan losses	67,587	—
Stock option and warrant expense	142,258	—
Increase in accrued interest receivable	(40,909)	—
Increase in other assets	(6,853)	—
Increase in accrued interest payable	2,286	—
Increase in other liabilities	70,390
Net other operating activities	—	(12,088)

Net cash flow used by operating activities	(85,284)	(106,188)

Cash flow from investing activities:
Increase in loans	(6,144,287)	—
Purchases of premises and equipment, net of earnest money deposits	(1,484,160)	(1,360,832)
Increase in earnest money deposits	—	(25,000)

Net cash flow used by investing activities	(7,628,447)	(1,385,832)

Cash flow from financing activities:
Proceeds from issuance of stock, net	—	17,925,839
Decrease in deposits, net	(645,368)	—
Payments on line of credit	—	(600,000)
Proceeds from line of credit	—	106,000

Net cash flow provided (used) by financing activities	(645,368)	17,431,839

Net increase (decrease) in cash and cash equivalents	(8,359,099)	15,939,819
Cash and cash equivalents at beginning of period	18,575,603	5,554

Cash and cash equivalents at end of period	$10,216,504	$15,945,373

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:
Interest	$270,469	$2,341

See Notes to Consolidated Financial Statements.

GEORGIA TRUST BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The financial information contained herein is unaudited. Accordingly, the information does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These statements should be read in conjunction with the financial statements and footnotes thereto included in the annual report for the year ended December 31, 2005.

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

Significant Accounting Policies

Basis of Accounting. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, shareholders’ equity and net loss. Actual results may differ significantly from those estimates. The Company uses the accrual basis of accounting by recognizing revenues when they are earned and expenses in the period incurred, without regard to the time of receipt or payment of cash.

Organization and Stock Offering Costs. Organization costs have been expensed as incurred in accordance with U.S. generally accepted accounting principles. Stock offering costs were charged to capital surplus upon completion of the Company’s stock offering.

Cash and Cash Equivalents. Cash refers to cash that is held at an unrelated financial institution. Cash equivalents refer to financial instruments that are almost as liquid as cash, such as federal funds sold. At March 31, 2006, cash and cash equivalents amounted to $10,216,504.

Property and Equipment. Furniture and equipment are stated at cost, net of accumulated depreciation. Land is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations. The Company had no capitalized lease obligations at March 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In the event the future tax consequences of the difference between the financial reporting bases and the tax bases of the assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Stock Compensation Plans. At March 31, 2006, the Company had two stock-based employee compensation plans. The Company accounts for these plans in accordance with FASB statement No. 123 (revised 2004), “Share-Based Payments”, SFAS 123(R). SFAS 123(R) applied to all companies as of the beginning of the first interim period which began after December 15, 2005. Accordingly, the stock-based employee compensation cost reflected in the net loss for the period ended March 31, 2006 is $142,258. The Company has elected the modified prospective transition method as allowed by SFAS 123(R). The Company uses the Binomial option pricing model to calculate its stock based compensation costs for options and warrants granted prior to December 31, 2005. The Black-Scholes option pricing model has been used for options granted during the first quarter of 2006. The use of the Black-Scholes method is due to the Company’s belief the Black-Scholes option pricing model will produce accurate valuations given the basic nature of the options granted. The fair values of the option grants have been calculated based upon the following range of assumptions:

Dividend Yield	0.00%
Expected Term	7.5-9.35 years
Expected Volatility	22.79% -28.47%
Risk Free Weight	4.24% -4.26%

The Company uses the stock prices of a peer bank to compute the expected volatility of its stock. The risk free rate assumption is based upon the yield of a treasury security whose maturity period equals the option period. The dividend yield assumption is based upon that of the Company.

At March 31, 2006, there was $1,375,000 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 1.8 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

Stock Compensation Plans. The following tables summarize stock option activity for the periods ended March 31, 2006 and December 31, 2005.

	March 31, 2006		December 31, 2005
	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Balance, beginning of period	58,500	$10.00	—	$—
Granted	22,500	10.00	58,500	10.00
Exercised	—
Forfeited/Expired	(5,000)	10.00

Balance, end of period	76,000	$10.00	58,500	$10.00

Exercisable, end of period	—	$—	—	$—

Weighted-average fair value of options granted during the period		$3.80		$4.27

Information pertaining to options outstanding at March 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number Outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$10.00	76,000	9.33 years	$10.00	—	$0.00

	76,000			—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

Stock Compensation Plans. Information pertaining to options outstanding at December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number Outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercies price
$10.00	58,500	9.38 years	$10.00	—	$0.00

	58,500			—

The Company has also issued stock warrants to the Company’s organizers in an effort to compensate them for their efforts and financial risks undertaken. These warrants will vest over a three year period beginning with the date the Company began operations and are exercisable in whole or in part during the ten year period beginning with the date the Company began operations. These plans are more fully described in the Company’s annual report on form 10-KSB dated December 31, 2005. These plans are also accounted for under SFAS 123(R).

Other information related to the warrants is as follows:

	March 31, 2006		December 31, 2005
	Number	Weighted- average exercise price	Number	Weighted- average exercise price
Warrants outstanding, beginning of period	368,000	$10.00	—	$—
Granted	—		368,000	10.00
Exercised	—		—
Forfeited	—		—

Warrants outstanding, end of period	368,000	$10.00	368,000	$10.00

Exercisable, end of period	—	$—	—	$—

Shares available for future stock option grants to employees under existing plans was 194,000 at March 31, 2006. At March 31, 2006, the aggregate intrinsic value of options and warrants outstanding was $0, and the aggregate intrinsic value of options and warrants exercisable was $0. Total intrinsic value of options and warrants exercised was $0 for the three months ended March 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

Losses Per Share. SFAS No. 128, Earnings Per Share, establishes standards for computing and presenting basic and diluted earnings per share. In this regard, the Company is required to report earnings per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants on the face of the statements of operations. Earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. Additionally, the Company must reconcile the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share”. Presented below is a summary of the components used to calculate basic and diluted earnings per common share. For the three months ended March 31, 2005, losses per share are computed dividing net loss by the number of shares issued in the Company’s stock offering, or 1,800,000 shares.

	Three Months Ended March 31,
	2006	2005
Basic losses per share:
Weighted average common shares outstanding	1,800,000	1,800,000

Net loss	$(341,730)	$(97,180)

Basic losses per share	$(0.19)	$(0.05)

Diluted losses per share:
Weighted average common shares outstanding	1,800,000	1,800,000
Net effect of the assumed exercise of stock options and warrants based on the treasury stock method using average market prices for the year	—	—

Total weighted average common shares and common stock equivalents outstanding	1,800,000	1,800,000

Net loss	$(341,730)	$(97,180)

Diluted losses per share	$(0.19)	$(0.05)

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting (SFAS) No. 123R (revised 2004), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Stock Ownership Plans. This statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS 123R (revised 2004) are effective for financial statements issued for the first interim period beginning after December 31, 2005. Accordingly, during the quarter ended March 31, 2006, the Company recognized $142,258 in expense associated with vesting stock options and warrants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In May 2005, the FASB issued Statement No. 154, (SFAS No. 154) Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in an accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in an accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which provides such beneficial interests are not subject to SFAS No. 133. SFAS No. 155 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125, by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of this statement to have a material impact on our financial condition, results of operations or cash flows.

In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS No. 156 is effective as of an entity’s first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company does not expect the adoption of this statement to have a material impact on our financial condition, results of operations or cash flows.

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

Cautionary Notice Regarding Forward Looking Statements

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment;

•	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	changes in monetary and tax policies;

•	the level of allowance for loan loss;

•	the rate of delinquencies and amounts of charge-offs;

•	the rates of loan growth;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	changes in the securities markets; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Many of these factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. We disclaim any obligation to update or revise publicly or otherwise and forward-looking statements to reflect subsequent events, new information or future circumstances, except as required by law.

General

Georgia Trust Bancshares was incorporated on May 20, 2004 to serve as a holding company for Georgia Trust Bank. On October 7, 2004, we began an initial public offering of a minimum of 1,060,000 shares and a maximum of 1,500,000 shares of the common stock of Georgia Trust Bancshares. We subsequently amended the terms of the offering to provide for a maximum offering of 1,800,000 shares of our common stock. On March 11, 2005, we completed our offering raising $18,000,000 by issuing 1,800,000 shares of our common stock in the offering. We used $12.5 million of the net proceeds from the offering to provide initial capital for the Bank. The Bank commenced operations at its main office location on May 16, 2005. We commenced operations at our branch office located in Cobb County, Georgia on September 26, 2005.

Financial Condition

At March 31, 2006, Georgia Trust Bancshares, Inc.’s total assets were $43,775,566. Deposits at March 31, 2006 totaled $27,140,302. At March 31, 2006, net loans totaled $28,097,307, and federal funds sold totaled $9,661,000. Our ratio of net loans to deposits was 103.53% at March 31, 2006. A loan to deposit ratio in excess of 100% is not uncommon for a de novo bank as we have invested a portion of our initial capital base in loans.

The majority of our loans are secured by real estate. Balances within the major loan categories as of March 31, 2006 were as follows (dollars in thousands):

	Amount	% of Total
Commercial	$2,605	9.14%
Real estate - mortgage	16,959	59.49%
Real estate - construction	8,316	29.17%
Consumer and other	627	2.20%

Gross loans	28,507	100.00%

Less deferred loan fees	(97)
Allowance for loan losses	(313)

Net loans	$28,097

We expect to continue to fund loan growth from our deposit growth. We will also hold funds in federal funds sold and may purchase investment securities as conditions warrant and as we identify opportunities appropriate to our overall asset and liability strategies and goals. We expect continued growth in assets and liabilities during the remainder of 2006.

Our total equity decreased by $199,472 from December 31, 2005 to March 31, 2006, consisting of year-to-date net losses of $341,730, offset by additions to the surplus relating to stock compensation of $142,258.

Results of Operations

The results of operations are determined by our ability to effectively manage net interest income, control non-interest expenses, generate non-interest income and minimize loan losses. In order for us to become profitable, we must increase the amount of earning assets so that net interest income along with non-interest income will be sufficient to cover normal operating expenses incurred in a banking operation and the Bank’s provision for loan losses.

As stated above, our banking operations commenced on May 16, 2005, therefore our operating results from banking activities is limited to the three months ended March 31, 2006 and no comparisons to the period ended March 31, 2005 are provided. Prior to May 16, 2005, we were in organization. During the organizational stage, we were focused on preparing the Bank to commence operations, raising our initial capital, hiring our personnel, preparation of our temporary banking facilities and other activities necessary to commence banking operations. We commenced our organizational activities on February 25, 2004, therefore, our results from operations for the period from February 25, 2004 to March 31, 2005 were primarily limited to salaries of our organizational employees and professional fees related to our organization and obtaining the Bank’s charter. Total pre-opening losses incurred through March 31, 2005 totaled $522,454.

Net Interest Income. Our net interest income was $448,498 for the three months ended March 31, 2006, which resulted in net interest margin of 4.44% for the same time period. The net interest margin is computed by dividing net interest income, on an annualized basis, by average earning assets. Average earning assets were $40,438,807 for the quarter ended March 31, 2006. The average earning assets were funded by non-interest bearing funds consisting of funds from our initial stock offering, non-interest bearing demand deposits, and interest bearing demand deposits and certificates of deposit.

Provision for Loan Losses. The provision for loan losses for the three month period ended March 31, 2006 was $67,587. The amounts provided are due to loan growth and our assessment of the inherent risk in the loan portfolio. Management believes the $312,508 in the allowance for loan losses at March 31, 2006, or 1.10% of total net outstanding loans, is adequate to absorb known risks in the portfolio. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

Information with respect to nonaccrual, past due, restructured, and potential problem loans at March 31, 2006 is as follows:

Nonaccrual loans	$—
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	—
Restructured loans	—
Potential problem loans	—
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	—
Interest income that was recorded on nonaccrual and restructured loans	—

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

Information regarding certain loans and allowance for loan loss data through March 31, 2006 is as follows:

Average amount of loans outstanding	$24,738,130

Balance of allowance for loan losses at beginning of period	$244,921

Loans charged off
Commercial	—
Real estate	—
Consumer	—

—

Loans recovered
Commercial	—
Real estate	—
Consumer	—

—

Net charge-offs/recoveries	—

Additions to allowance charged to operating expense during period	67,587

Balance of allowance for loan losses at end of period	$312,508

Ratio of net loans charged off during period to average loans outstanding	—%

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

Other Noninterest Income. Other noninterest income was $4,836 for the three month period ended March 31, 2006 and consisted of service charges on deposit accounts of $1,075, other service charges, commissions and fees of $2,467, and other income of $1,294.

Other Noninterest Expenses. Other noninterest expenses for the three months ended March 31, 2006 totaled $727,477, due to salaries and employee benefits of $518,748, occupancy and equipment expenses of $50,433, and other operating expenses of $158,296. Salaries and employee benefits are due to related costs of 21 full time employees as of March 31, 2006 and to other annual salary costs and employee benefits. The equipment and occupancy expenses are due the depreciation of our banking facilities and other occupancy expenses. Other operating expenses consist primarily of supplies, postage, professional services, and data processing fees.

Income Tax Expense. We have not recorded income tax expense for the three months ended March 31, 2006 due to cumulative operating losses recorded to date.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. As of March 31, 2006 we had commitments to extended credit in the amount of $5,135,000. As of March 31, 2006 we had commitments to extend credit under standby letters of credit of $107,000.

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

We meet our liquidity needs through scheduled maturities of loans and investments and through pricing policies to attract interest-bearing deposits. Liquidity is measured by the net liquid assets to net deposits and short term liabilities ratio, which was 37.49% as of March 31, 2006. As loans increase, this ratio will go down.

We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At March 31, 2006, unused lines of credit totaled approximately $5,200,000.

The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for the Bank as of March 31, 2006 are as follows:

	Bank	Regulatory Requirement
Leverage capital ratio	28.60%	5.00%
Risk-based capital ratios:
Core capital	35.62%	6.00%
Total capital	36.56%	10.00%

These ratios will decline as asset growth continues, but are expected to exceed the minimum regulatory requirements.

During the quarter ended March 31, 2006, we completed construction of our permanent Gwinnett County facility, and occupied it during April 2006. Additional costs will be incurred related to this facility, and the estimated total cost of constructing our permanent main office facility is $2,400,000. We began construction of our Cobb County facility in the third quarter of 2005, and anticipate completion during the second quarter of 2006. Our permanent office facility in Cobb County will consist of approximately 11,500 square feet. The estimated costs of constructing our permanent Cobb office are $1,900,000. We are operating our banking facility from a modular unit located at the same address of our permanent facility until our permanent office in Cobb County is completed.

Other than as discussed above, we know of no trends, demands, commitments, events or uncertainties that should result in, or are reasonably likely to result in, our liquidity increasing or decreasing in any material way in the foreseeable future.

Regulatory Matters

From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. We cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect us.

We are not aware of any current recommendation by our regulatory authorities which, if implemented, would have a material effect on our liquidity, capital resources, or results of operations.

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

Item 3. Controls and Procedures

As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2006. There have been no significant changes in our internal controls over financial reporting during the first fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, in the City of Buford, State of Georgia, on May 15, 2006.

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