Form 10QSB
period 2006-06-30
Georgia Trust Bancshares, Inc.
filed 2006-08-14
CIK 1295195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2006

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

As of August 11, 2006, there were 1,800,000 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

GEORGIA TRUST BANCSHARES, INC.

AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GEORGIA TRUST BANCSHARES, INC.

AND SUBSIDIARY

Consolidated Balance Sheets

June 30, 2006 and December 31, 2005

(Unaudited)

	2006	2005
ASSETS
Cash and due from banks	$1,371,214	$543,603
Federal funds sold	10,032,000	18,032,000

Loans	41,565,035	22,265,528
Less allowance for loan losses	457,215	244,921

Loans, net	41,107,820	22,020,607

Premises and equipment, net	6,690,949	3,730,220
Other assets	539,449	221,300

Total assets	$59,741,432	$44,547,730

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest-bearing	$3,090,070	$1,174,881
Interest-bearing	40,148,937	26,610,789

Total deposits	43,239,007	27,785,670

Other liabilities	176,954	23,624

Total liabilities	43,415,961	27,809,294

Stockholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 1,800,000 shares issued and outstanding	1,800,000	1,800,000
Additional paid-in capital	16,411,267	16,125,939
Accumulated deficit	(1,885,796)	(1,187,503)

Total stockholders’ equity	16,325,471	16,738,436

Total liabilities and stockholders’ equity	$59,741,432	$44,547,730

See Notes to Consolidated Financial Statements.

GEORGIA TRUST BANCSHARES, INC.

AND SUBSIDIARY

Consolidated Statements of Operations

Three Months Ended June 30, 2006 and 2005

Six Months Ended June 30, 2006 and 2006

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest and dividend income:
Loans, including fees	$815,521	$79,192	$1,362,715	$79,192
Federal funds sold	75,953	102,148	250,012	167,086
Other	—	63	—	33,306

	891,474	181,403	1,612,727	279,584

Interest expense:
Deposits	336,028	19,241	608,783	19,241
Other	—	—	—	2,341

	336,028	19,241	608,783	21,582

Net interest income	555,446	162,162	1,003,944	258,002

Provision for loan losses	144,708	84,997	212,295	84,997

Net interest income after provision for loan losses	410,738	77,165	791,649	173,005

Noninterest income:
Service charges on deposit accounts	1,323	48	2,398	48
Other service charges, commissions and fees	4,930	—	7,397	—
Other income	1,609	175	2,903	175

	7,862	223	12,698	223

Noninterest expense:
Salaries and employee benefits	556,081	232,111	1,074,829	364,706
Occupancy and equipment	84,199	23,054	134,632	44,116
Other operating	134,883	114,003	293,179	153,366

	775,163	369,168	1,502,640	562,188

Net loss before income taxes	(356,563)	(291,780)	(698,293)	(388,960)

Income tax expense	—	—	—	—

Net loss	$(356,563)	$(291,780)	$(698,293)	$(388,960)

Net loss per share of common stock
Basic	$(0.20)	$(0.16)	$(0.39)	$(0.22)

Diluted	$(0.20)	$(0.16)	$(0.39)	$(0.22)

Cash dividends per share	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

GEORGIA TRUST BANCSHARES, INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2006 and 2005

(Unaudited)

	2006	2005
Cash flow from operating activities:
Net loss	$(698,293)	$(388,960)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	65,835	9,489
Provision for loan losses	212,295	84,997
Stock option and warrant expense	285,328	—
Increase in accrued interest receivable	(114,208)	(32,315)
Increase in other assets	(203,941)	—
Increase in accrued interest payable	22,987	3,859
Increase in other liabilities	130,343	—
Net other operating activities	—	(118,117)

Net cash flow used by operating activities	(299,654)	(441,047)

Cash flow from investing activities:
Increase in loans	(19,299,507)	(7,726,992)
Purchases of premises and equipment, net of earnest money deposits	(3,026,565)	(1,522,451)

Net cash flow used by investing activities	(22,326,072)	(9,249,443)

Cash flow from financing activities:
Proceeds from issuance of stock, net	—	17,925,839
Increase in deposits, net	15,453,337	6,966,847
Payments on line of credit	—	(600,000)
Proceeds from line of credit	—	106,000

Net cash flow provided by financing activities	15,453,337	24,398,686

Net increase (decrease) in cash and cash equivalents	(7,172,389)	14,708,196
Cash and cash equivalents at beginning of period	18,575,603	5,554

Cash and cash equivalents at end of period	$11,403,214	$14,713,750

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:

Interest	$585,796	$17,723

See Notes to Consolidated Financial Statements.

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

Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These statements should be read in conjunction with the financial statements and footnotes thereto included in the annual report for the year ended December 31, 2005.

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

Cash and Cash Equivalents. Cash refers to cash that is held at an unrelated financial institution. Cash equivalents refer to financial instruments that are almost as liquid as cash, such as federal funds sold. At June 30, 2006, cash and cash equivalents amounted to $11,403,214.

Property and Equipment. Furniture and equipment are stated at cost, net of accumulated depreciation. Land is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations. The Company had no capitalized lease obligations at June 30, 2006.

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

Stock Compensation Plans. At June 30, 2006, the Company had two stock-based employee compensation plans. The Company accounts for these plans in accordance with FASB statement No. 123 (revised 2004), “Share-Based Payment”, SFAS 123(R). SFAS 123(R) applied to all companies as of the beginning of the first interim period which began after December 15, 2005. Accordingly, the stock-based employee compensation cost reflected in the net loss for the six months ended June 30, 2006 is $285,328. The Company has elected the modified prospective transition method as allowed by SFAS 123(R). The Company uses the Binomial option pricing model to calculate its stock based compensation costs for options and warrants granted prior to December 31, 2005. The Black-Scholes option pricing model has been used for options granted during 2006. The use of the Black-Scholes method is due to the Company’s belief the Black-Scholes option pricing model will produce accurate valuations given the basic nature of the options granted. The fair values of the option grants have been calculated based upon the following range of assumptions:

Dividend Yield	0.00%
Expected Term	7.5- 9.35 years
Expected Volatility	19.62% - 28.47%
Risk Free Weight	4.24% - 4.91%
Forfeitures	5.00%

The Company uses the stock prices of a peer bank to compute the expected volatility of its stock. The risk free rate assumption is based upon the yield of a treasury security whose maturity period equals the option period. The dividend yield assumption is based upon that of the Company. The forfeiture rate is based on estimated employee turnover, and has been applied to employee stock options only.

At June 30, 2006, there was $1,223,035 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 2.27 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

Stock Compensation Plans. The following tables summarize stock option activity for the periods ended June 30, 2006 and December 31, 2005.

	June 30, 2006		December 31, 2005
	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Balance, beginning of period	58,500	$10.00	—	$—
Granted	24,500	10.00	58,500	10.00
Exercised	—
Forfeited/Expired	(5,000)	10.00

Balance, end of period	78,000	$10.00	58,500	$10.00

Exercisable, end of period	10,700	$—	—	$—

Weighted-average fair value of options granted during the period		$3.74		$4.27

Information pertaining to options outstanding at June 30, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number Outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$10.00	78,000	9.67 years	$10.00	10,700	$10.00

	78,000			10,700

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

Other information related to the warrants is as follows:

	June 30, 2006		December 31, 2005
	Number	Weighted- average exercise price	Number	Weighted- average exercise price
Warrants outstanding, beginning of period	368,000	$10.00	—	$—
Granted	—		368,000	10.00
Exercised	—		—
Forfeited	—		—

Warrants outstanding, end of period	368,000	$10.00	368,000	$10.00

Exercisable, end of period	122,667	$—	—	$—

Shares available for future stock option grants to employees under existing plans was 192,000 at June 30, 2006. At June 30, 2006, the aggregate intrinsic value of options and warrants outstanding was $0, and the aggregate intrinsic value of options and warrants exercisable was $0. Total intrinsic value of options and warrants exercised was $0 for the six months ended June 30, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

Losses Per Share. SFAS No. 128, Earnings Per Share, establishes standards for computing and presenting basic and diluted earnings per share. In this regard, the Company is required to report earnings per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants on the face of the statements of operations. Earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. Additionally, the Company must reconcile the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share”. Presented below is a summary of the components used to calculate basic and diluted earnings per common share. For the six months ended June 30, 2005, losses per share are computed dividing net loss by the number of shares issued in the Company’s stock offering, or 1,800,000 shares.

	Six Months Ended June 30,
	2006	2005
Basic losses per share:
Weighted average common shares outstanding	1,800,000	1,800,000

Net loss	$(698,293)	$(388,960)

Basic losses per share	$(0.39)	$(0.22)

Diluted losses per share:
Weighted average common shares outstanding	1,800,000	1,800,000
Net effect of the assumed exercise of stock options and warrants based on the treasury stock method using average market prices for the year	—	—

Total weighted average common shares and common stock equivalents outstanding	1,800,000	1,800,000

Net loss	$(698,293)	$(388,960)

Diluted losses per share	$(0.39)	$(0.22)

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting (SFAS) No. 123R (revised 2004), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Stock Ownership Plans. This statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS 123R (revised 2004) are effective for financial statements issued for the first interim period beginning after December 31, 2005. Accordingly, during the six months ended June 30, 2006, the Company recognized $285,328 in expense associated with vesting stock options and warrants.

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

In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156, Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS No. 156 is effective as of an entity’s first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company does not expect the adoption of this statement to have a material impact on our financial condition, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following is management’s discussion and analysis of certain significant factors which have affected the financial position and operating results of Georgia Trust Bancshares, Inc., a Georgia corporation (the “Company,” “we,” “us,” or “our”) and its wholly owned bank subsidiary, Georgia Trust Bank (the “Bank”), during the period included in the accompanying consolidated financial statements.

Cautionary Notice Regarding Forward-Looking Statements

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

General

The Company was incorporated on May 20, 2004 to serve as a holding company for the Bank. On October 7, 2004, we began an initial public offering of a minimum of 1,060,000 shares and a maximum of 1,500,000 shares of our common stock. We subsequently amended the terms of the offering to provide for a maximum offering of 1,800,000 shares of our common stock. On March 11, 2005, we completed our offering raising $18,000,000 by issuing 1,800,000 shares of our common stock in the offering. We used $12.5 million of the net proceeds from the offering to provide initial capital for the Bank. The Bank commenced operations at its main office location on May 16, 2005. We commenced operations at our branch office located in Cobb County, Georgia on September 26, 2005.

Financial Condition

At June 30, 2006, our total assets were $59,741,432, compared with total assets of $44,547,730 at December 31, 2005, an increase of 34.11%. Total deposits at June 30, 2006 totaled $43,239,007, compared with total deposits of $27,785,670 at December 31, 2005. Net loans increased $19,087,213 during the first six months of 2006 to $41,107,820 at June 30, 2005, and federal funds sold totaled $10,032,000 a decrease of $8,000,000 from December 31, 2005. Our ratio of net loans to deposits was 95.07% at June 30, 2006. We believe a high ratio of net loans to deposits is typical for de novo banks in their first years of operations as we have invested a significant portion of our initial capital base in loans.

The majority of our loans are secured by real estate. Balances within the major loan categories as of June 30, 2006 and December 31, 2005 were as follows (dollars in thousands):

	June 30, 2006		December 31, 2005
	Amount	% of Total	Amount	% of Total
Commercial	$8,132	19.50%	$1,720	7.69%
Real estate - mortgage	20,058	48.11%	15,017	67.15%
Real estate - construction	11,914	28.57%	5,520	24.69%
Consumer and other	1,591	3.82%	106	0.47%

Gross loans	41,695	100.00%	22,363	100.00%

Less deferred loan fees	(130)		(98)
Allowance for loan losses	(457)		(245)

Net loans	$41,108		$22,020

We expect to continue to fund loan growth from our deposit growth. We will also hold funds in federal funds sold and may purchase investment securities as conditions warrant and as we identify opportunities appropriate to our overall asset and liability strategies and goals. We expect continued growth in assets and liabilities during the remainder of 2006.

Our total equity decreased by $412,965 from December 31, 2005 to June 30, 2006, consisting of year-to-date net losses of $698,293, offset partially by additions to the surplus relating to stock compensation of $285,328.

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

As stated above, our banking operations commenced on May 16, 2005 Therefore, for the three- and six-month periods ended June 30, 2005, we had only limited banking activities. As a result comparisons to the periods ended June 30, 2006 and 2005 may not be as beneficial to securityholders as they may be in future periods when the comparisons reflect full periods of operations.

Net Interest Income. Our net interest income was $555,446 and $1,003,944, respectively, for the three and six months ended June 30, 2006, compared with $162,162 and $258,002, respectively, for the same periods in 2005. As stated above, we commenced operations on May 16, 2005, which accounts for the majority in the increase in 2006 compared to 2005. Our net interest margin for the six months ended June 30, 2006 was 4.80%. The net interest margin is computed by dividing net interest income, on an annualized basis, by average earning assets. Average earning assets were $41,830,270 for the six months ended June 30, 2006. The average earning assets were funded by non-interest bearing funds consisting of funds from our initial stock offering, non-interest bearing demand deposits, and interest bearing demand deposits and certificates of deposit.

Provision for Loan Losses. The provision for loan losses for the three and six months ended June 30, 2006 was $144,708 and $212,295, respectively. The amounts provided are due to our loan growth and our assessment of the inherent risk in the loan portfolio. Management believes the $457,215 in the allowance for loan losses at June 30, 2006, or 1.10% of total net outstanding loans, is adequate to absorb known risks in the portfolio. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

Information with respect to nonaccrual, past due, restructured, and potential problem loans at June 30, 2006 is as follows:

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

Information regarding certain loans and allowance for loan loss data through June 30, 2006 is as follows (dollars in thousands):

Average amount of loans outstanding	$30,295

Balance of allowance for loan losses at beginning of period	$245

Loans charged off
Commercial	—
Real estate	—
Consumer	—

—

Loans recovered
Commercial	—
Real estate	—
Consumer	—

—

Net charge-offs/recoveries	—

Additions to allowance charged to operating expense during period	212

Balance of allowance for loan losses at end of period	$457

Ratio of net loans charged off during period to average loans outstanding	—%

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

Other Noninterest Income. Other noninterest income was $7,862 and $12,698, respectively, for the three- and six-month periods ended June 30, 2006, compared with $223 for the same periods in 2005. Other noninterest income consisted primarily of service charges on deposit accounts of $1,323 and $2,398, respectively, and other service charges, commissions and fees of $4,930 and $7,397, respectively, for the three and six months ended June 30, 2006.

Other Noninterest Expenses. Other noninterest expenses for the six months ended June 30, 2006 totaled $1,502,640, an increase of $940,452 compared to the same period in 2005. These expenses consist of salaries and employee benefits of $1,074,829, occupancy and equipment expenses of $134,632, and other operating expenses of $293,179. Salaries and employee benefits are due to related costs of 24 full time employees as of June 30, 2006 and to other annual salary costs and employee benefits. The equipment and occupancy expenses are due the depreciation of our banking facilities and other occupancy expenses. Other operating expenses consist primarily of supplies, postage, professional services, and data processing fees. Other noninterest expenses for the three months ended June 30, 2006 were $775,163 compared to $369,168 for the three months ended June 30, 2005, an increase of $405,995 or 110%.

Income Tax Expense. We have not recorded income tax expense for the three months ended June 30, 2006 due to cumulative operating losses recorded to date.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. As of June 30, 2006 we had commitments to extended credit in the amount of $10,335,000. As of June 30, 2006 we had commitments to extend credit under standby letters of credit of $107,000.

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

We meet our liquidity needs through scheduled maturities of loans and investments and through pricing policies to attract interest-bearing deposits. Liquidity is measured by the net liquid assets to net deposits and short term liabilities ratio, which was 25.35% as of June 30, 2006, compared to 66.80% as of Dec. 31, 2005. We expect this ratio to decline as loans increase.

We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At June 30, 2006, unused lines of credit totaled approximately $5,200,000.

The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for the Bank as of June 30, 2006 are as follows:

	Georgia Trust Bank	Regulatory Requirement
Leverage capital ratio	24.91%	5.00%
Risk-based capital ratios:
Core capital	24.37%	6.00%
Total capital	25.32%	10.00%

These ratios will decline as asset growth continues, but are expected to exceed the minimum regulatory requirements.

During the first half of 2006, we completed construction of our permanent main office in Gwinnett County and occupied it during April 2006. The total costs of constructing our main office were $2,294,379 and we do not expect any additional material costs relating to the construction of our permanent main office. In addition, during the second quarter of 2006 we completed the construction of our permanent branch office in Cobb County and occupied it in June 2006. Total construction costs for our permanent branch office was $1,855,493.

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

Item 3. Controls and Procedures

As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2006. There have been no significant changes in our internal controls over financial reporting during the first fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II

OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Our 2006 Annual Meeting of Shareholders was held on June 15, 2006. The only matter submitted to security holders at the Annual Meeting was the election of three Class II directors for a three-year term.

Our board of directors is divided into three classes with each class to be as nearly equal in number as possible. The three classes of directors have staggered terms, so that the terms of only approximately one-third of the board members expire at each annual meeting of shareholders. The current Class I directors are Charles D. Robinson, William E. Smith and James J. Tidwell. The current Class II directors are Ronald D. Adamson, L. Myron Cantrell and Michael L. Jordan. The current Class III directors are J. Michael Allen, Marvin O. Tibbetts, III and Michael E. Townsend. The current terms of the Class II directors expired at our Annual Meeting. Each of the three current Class II directors was nominated for election and stood for election at the Annual Meeting for a three-year term. Votes for the election of the Class II directors were as follows:

Nominee	Votes For	Votes Withheld	Votes Abstained
Ronald D. Adamson	1,112,658	683,342	4,000
L. Myron Cantrell	1,112,658	683,342	4,000
Michael L. Jordan	1,112,658	683,342	4,000

The terms of the Class III and Class I directors will expire at the 2007 and 2008 Annual Meeting of Shareholders, respectively.

Item 6. Exhibits

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, in the City of Buford, State of Georgia, on August 11, 2006.

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