Form 10QSB
period 2006-09-30
Georgia Trust Bancshares, Inc.
filed 2006-11-14
CIK 1295195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2006

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

As of November 15, 2006, there were 1,800,000 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

GEORGIA TRUST BANCSHARES, INC.

AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GEORGIA TRUST BANCSHARES, INC.

AND SUBSIDIARY

Consolidated Balance Sheets

September 30, 2006 and December 31, 2005

(Unaudited)

	2006	2005
ASSETS

Cash and due from banks	$1,099,185	$543,603
Federal funds sold	13,387,000	18,032,000
Securities available for sale, at fair value	1,471,100	—

Loans	58,246,617	22,265,528
Less allowance for loan losses	640,518	244,921

Loans, net	57,606,099	22,020,607

Premises and equipment, net	7,064,934	3,730,220
Other assets	435,600	221,300

Total assets	$81,063,918	$44,547,730

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest-bearing	$2,955,214	$1,174,881
Interest-bearing	61,642,501	26,610,789

Total deposits	64,597,715	27,785,670

Other liabilities	263,868	23,624

Total liabilities	64,861,583	27,809,294

Stockholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 1,800,000 shares issued and outstanding	1,800,000	1,800,000
Additional paid-in capital	16,557,261	16,125,939
Accumulated deficit	(2,162,547)	(1,187,503)
Accumulated other comprehensive income	7,621	—

Total stockholders’ equity	16,202,335	16,738,436

Total liabilities and stockholders’ equity	$81,063,918	$44,547,730

See Notes to Consolidated Financial Statements.

GEORGIA TRUST BANCSHARES, INC.

AND SUBSIDIARY

Consolidated Statements of Operations

Three Months Ended September 30, 2006 and 2005

Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest and dividend income:
Loans, including fees	$1,202,473	$239,201	$2,565,188	$318,394
Taxable securities	12,620	—	12,620	—
Federal funds sold	161,312	77,096	411,324	244,182
Other	—	—	—	33,306

	1,376,405	316,297	2,989,132	595,882

Interest expense:
Deposits	653,869	60,383	1,262,652	79,624
Other	—	—	—	2,341

	653,869	60,383	1,262,652	81,965

Net interest income	722,536	255,914	1,726,480	513,917

Provision for loan losses	183,302	113,396	395,597	198,393

Net interest income after provision for loan losses	539,234	142,518	1,330,883	315,524

Noninterest income:
Service charges on deposit accounts	3,379	761	5,777	809
Other service charges, commissions and fees	3,548	—	10,945	—
Other income	844	3,031	3,747	3,206

	7,771	3,792	20,469	4,015

Noninterest expense:
Salaries and employee benefits	577,856	239,479	1,652,685	604,185
Occupancy and equipment	117,444	37,372	252,076	81,489
Other operating	128,456	81,923	421,635	235,289

	823,756	358,774	2,326,396	920,963

Net loss before income taxes	(276,751)	(212,464)	(975,044)	(601,424)

Income tax expense	—	—	—	—

Net loss	$(276,751)	$(212,464)	$(975,044)	$(601,424)

Net loss per share of common stock
Basic	$(0.15)	$(0.12)	$(0.54)	$(0.33)

Diluted	$(0.15)	$(0.12)	$(0.54)	$(0.33)

Cash dividends per share	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

GEORGIA TRUST BANCSHARES, INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	2006	2005
Cash flow from operating activities:
Net loss	$(975,044)	$(601,424)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	130,829	11,661
Provision for loan losses	395,597	198,393
Stock option and warrant expense	431,322	—
Increase in accrued interest receivable	(218,372)	(54,531)
Increase in other assets	4,072	—
Increase in accrued interest payable	70,109	7,871
Increase in other liabilities	170,135	—
Net other operating activities	—	(42,042)

Net cash flow provided (used) by operating activities	8,648	(480,072)

Cash flow from investing activities:
Purchases of securities available for sale	(1,463,479)	—
Increase in loans	(35,981,089)	(18,035,694)
Purchases of premises and equipment, net of earnest money deposits	(3,465,543)	(2,784,141)

Net cash flow used by investing activities	(40,910,111)	(20,819,835)

Cash flow from financing activities:
Proceeds from issuance of stock, net	—	17,925,839
Increase in deposits, net	36,812,045	9,910,424
Payments on line of credit	—	(600,000)
Proceeds from line of credit	—	106,000

Net cash flow provided by financing activities	36,812,045	27,342,263

Net increase (decrease) in cash and cash equivalents	(4,089,418)	6,042,356
Cash and cash equivalents at beginning of period	18,575,603	5,554

Cash and cash equivalents at end of period	$14,486,185	$6,047,910

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:
Interest	$1,192,543	$74,094

See Notes to Consolidated Financial Statements.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

GEORGIA TRUST BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Un-audited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The financial information contained herein is un-audited. Accordingly, the information does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These statements should be read in conjunction with the financial statements and footnotes thereto included in the annual report for the year ended December 31, 2005.

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

Cash and Cash Equivalents. Cash refers to cash that is held at an unrelated financial institution. Cash equivalents refer to financial instruments that are almost as liquid as cash, such as federal funds sold. At September 30, 2006, cash and cash equivalents amounted to $14,486,185.

Property and Equipment. Furniture and equipment are stated at cost, net of accumulated depreciation. Land is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations. The Company had no capitalized lease obligations at September 30, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Un-audited)

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

Stock Compensation Plans. At September 30, 2006, the Company had two stock-based employee compensation plans. The Company accounts for these plans in accordance with FASB statement No. 123 (revised 2004), “Share-Based Payment”, SFAS 123(R). SFAS 123(R) applied to all companies as of the beginning of the first interim period which began after December 15, 2005. Accordingly, the stock-based employee compensation cost reflected in the net loss for the nine months ended September 30, 2006 is $431,322. The Company has elected the modified prospective transition method as allowed by SFAS 123(R). The Company uses the Binomial option pricing model to calculate its stock based compensation costs for options and warrants granted prior to December 31, 2005. The Black-Scholes option pricing model has been used for options granted during 2006. The use of the Black-Scholes method is due to the Company’s belief the Black-Scholes option pricing model will produce accurate valuations given the basic nature of the options granted. The fair values of the option grants have been calculated based upon the following range of assumptions:

Dividend Yield	0.00%
Expected Term	7.5 - 9.35 years
Expected Volatility	19.62% - 28.47%
Risk Free Weight	4.24% - 4.91%
Forfeitures	5.00%

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

At September 30, 2006, there was $1,077,041 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 2.05 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Un-audited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

Stock Compensation Plans. The following tables summarize stock option activity for the periods ended September 30, 2006 and December 31, 2005.

	September 30, 2006		December 31, 2005
	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Balance, beginning of period	58,500	$10.00	—	$—
Granted	29,500	10.00	58,500	10.00
Exercised	—
Forfeited/Expired	(5,000)	10.00

Balance, end of period	83,000	$10.00	58,500	$10.00

Exercisable, end of period	10,700	$—	—	$—

Weighted-average fair value of options granted during the period		$3.79		$4.27

Information pertaining to options outstanding at September 30, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number Outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$10.00	83,000	9.43 years	$10.00	10,700	$10.00

	83,000			10,700

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Un-audited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

Stock Compensation Plans. Information pertaining to options outstanding at December 31, 2005 is as follows:

Range of exercise prices	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercies price
$10.00	58,500	9.38 years	$10.00	—	$0.00

	58,500			—

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

Other information related to the warrants is as follows:

	September 30, 2006		December 31, 2005
	Number	Weighted- average exercise price	Number	Weighted- average exercise price
Warrants outstanding, beginning of period	368,000	$10.00	—	$—
Granted	—		368,000	10.00
Exercised	—		—
Forfeited	—		—

Warrants outstanding, end of period	368,000	$10.00	368,000	$10.00

Exercisable, end of period	122,667	$—	—	$—

Shares available for future stock option grants to employees under existing plans were 187,000 at September 30, 2006. At September 30, 2006, the aggregate intrinsic value of options and warrants outstanding was $426,500, and the aggregate intrinsic value of options and warrants exercisable was $133,367. Total intrinsic value of options and warrants exercised was $0 for the three months ended September 30, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Un-audited)

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

	Nine Months Ended September 30,
	2006	2005
Basic losses per share:
Weighted average common shares outstanding	1,800,000	1,800,000

Net loss	$(975,044)	$(601,424)

Basic losses per share	$(0.54)	$(0.33)

Diluted losses per share:
Weighted average common shares outstanding	1,800,000	1,800,000
Net effect of the assumed exercise of stock options and warrants based on the treasury stock method using average market prices for the year	—	—

Total weighted average common shares and common stock equivalents outstanding	1,800,000	1,800,000

Net loss	$(975,044)	$(601,424)

Diluted losses per share	$(0.54)	$(0.33)

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting (SFAS) No. 123R (revised 2004), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Stock Ownership Plans. This statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS 123R (revised 2004) are effective for financial statements issued for the first interim period beginning after December 31, 2005. Accordingly, during the nine months ended September 30, 2006, the Company recognized $431,322 in expense associated with vesting stock options and warrants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Un-audited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In May 2005, the FASB issued Statement No. 154, (SFAS No. 154) Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in an accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in an accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

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

Financial Condition

At September 30, 2006, our total assets were $81,063,918, compared with total assets of $44,547,730 at December 31, 2005, an increase of 81.97%. Total deposits at September 30, 2006 totaled $64,597,715, compared with total deposits of $27,785,670 at December 31, 2005. Net loans increased $35,585,492 during the first nine months of 2006 to $57,606,099 at September 30, 2006, and federal funds sold totaled $13,387,000, a decrease of $4,645,000 from December 31, 2005. Our ratio of net loans to deposits was 89.18% at September 30, 2006. We believe a high ratio of net loans to deposits is typical for de novo banks in their first years of operations as we have invested a significant portion of our initial capital base in loans.

The majority of our loans are secured by real estate. Balances within the major loan categories as of September 30, 2006 and December 31, 2005 were as follows (dollars in thousands):

	September 30, 2006		December 31, 2005
	Amount	% of Total	Amount	% of Total
Commercial	$12,332	21.11%	$1,720	7.69%
Real estate - mortgage	26,745	45.78%	15,017	67.15%
Real estate - construction	17,707	30.31%	5,520	24.69%
Consumer and other	1,633	2.80%	106	0.47%

Gross loans	58,417	100.00%	22,363	100.00%
Less deferred loan fees	(170)		(98)
Allowance for loan losses	(641)		(245)

Net loans	$57,606		$22,020

We expect to continue to fund loan growth from our deposit growth. We will also hold funds in federal funds sold and may purchase additional investment securities as conditions warrant and as we identify opportunities appropriate to our overall asset and liability strategies and goals. We expect continued growth in assets and liabilities during the remainder of 2006.

Our total equity decreased by $536,101 from December 31, 2005 to September 30, 2006, consisting of year-to-date net losses of $975,044, offset by additions to the surplus relating to stock compensation of $431,322, and accumulated other comprehensive income of $7,621.

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

As stated above, our banking operations commenced on May 16, 2005, therefore, for the nine month period ended September 30, 2005, we had only limited banking activities. As a result comparisons to the periods ended September 30, 2006 and 2005 may not be as beneficial to security holders as they may be in future periods when the comparisons reflect full periods of operations.

Net Interest Income. Our net interest income was $722,536 and $1,726,480, respectively, for the three and nine months ended September 30, 2006, compared with $255,914 and $513,917, respectively, for the same periods in 2005. As stated above, we commenced operations in May 16, 2005, which accounts for the majority in the increase in 2006 compared to 2005. Our net interest margin for the nine months ended September 30, 2006 was 4.67%. The net interest margin is computed by dividing net interest income, on an annualized basis, by average earning assets. Average earning assets were $49,268,638 for the nine months ended September 30, 2006. The average earning assets were funded by non-interest bearing funds consisting of funds from our initial stock offering, non-interest bearing demand deposits, and interest bearing demand deposits and certificates of deposit.

Provision for Loan Losses. The provision for loan losses for the three and nine months ended September 30, 2006 was $183,302 and $395,597, respectively. The amounts provided are due to our loan growth and our assessment of the inherent risk in the loan portfolio. Management believes the $640,518 in the allowance for loan losses at September 30, 2006, or 1.10% of total net outstanding loans, is adequate to absorb known risks in the portfolio. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

Information with respect to non-accrual, past due, restructured, and potential problem loans at September 30, 2006 is as follows:

Nonaccrual loans	$—
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	—
Restructured loans	—
Potential problem loans	—
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	—
Interest income that was recorded on nonaccrual and restructured loans	—

Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status, to become past due more than ninety days, or to be restructured.

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

Subsequent to September 30, 2006, the Bank became aware of a potential problem loan situation involving a $1.1 million loan participation. We believe that we are adequately collateralized and no loss is anticipated. The loan has been placed on non-accrual status pending evaluation of a current appraisal. Management will continue to monitor the loan and will make appropriate adjustments to the Bank’s allowance for loan loss when deemed necessary.

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

Information regarding certain loans and allowance for loan loss data through September 30, 2006 is as follows (dollars in thousands):

Average amount of loans outstanding	$36,918

Balance of allowance for loan losses at beginning of period	$245

Loans charged off
Commercial	—
Real estate	—
Consumer	—

—

Loans recovered
Commercial	—
Real estate	—
Consumer	—

—

Net charge-offs/recoveries	—

Additions to allowance charged to operating expense during period	396

Balance of allowance for loan losses at end of period	$641

Ratio of net loans charged off during period to average loans outstanding	—%

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

Other Non-interest Income. Other non-interest income was $7,771 and $20,469, respectively, for the three- and nine-month periods ended September 30, 2006, compared with $3,792 and $4,015 for the same periods in 2005. Other non-interest income consisted primarily of service charges on deposit accounts of $3,379 and $5,777, respectively, and other service charges, commissions and fees of $3,548 and $10,945, respectively, for the three and nine months ended September 30, 2006.

Other Non-interest Expenses. Other non-interest expenses for the nine months ended September 30, 2006 totaled $2,326,396, an increase of $1,405,433 compared to the same period in 2005. These expenses consist of salaries and employee benefits of $1,652,685, occupancy and equipment expenses of $252,076, and other operating expenses of $421,635. The increase in expense in salaries and employee benefits was primarily due to related costs of 24 full time employees as of September 30, 2006 and to other annual salary costs and employee benefits. The equipment and occupancy expenses are due the depreciation of our banking facilities and other occupancy expenses. Other operating expenses consist primarily of supplies, postage, professional services, and data processing fees. Other non-interest expenses for the three months ended September 30, 2006 were $823,756 compared to $358,774 for the three months ended September 30, 2005, an increase of $464,982 or 130%.

Income Tax Expense. We have not recorded income tax expense for the three and nine months ended September 30, 2006 and 2005 due to cumulative operating losses recorded to date.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. As of September 30, 2006 we had commitments to extended credit in the amount of $12,729,000. As of September 30, 2006 we had commitments to extend credit under standby letters of credit of $204,000.

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

We meet our liquidity needs through scheduled maturities of loans and investments and through pricing policies to attract interest-bearing deposits. Liquidity is measured by the net liquid assets to net deposits and short-term liabilities ratio, which was 24.67% as of September 30, 2006, compared to 66.80% as of Dec. 31, 2005. We expect this ratio to decline as loans increase.

We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At September 30, 2006, unused lines of credit totaled approximately $5,200,000.

The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for the Bank as of September 30, 2006 are as follows:

	Georgia Trust Bank	Regulatory Requirement
Leverage capital ratio	16.85%	5.00%
Risk-based capital ratios:
Core capital	17.84%	6.00%
Total capital	18.82%	10.00%

These ratios will decline as asset growth continues, but are expected to continue to exceed the minimum regulatory requirements.

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

Item 3. Controls and Procedures

As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2006. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, in the City of Buford, State of Georgia, on November 14, 2006.

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